Form 10-Q
period 1995-03-31
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1995-05-15
CIK 784508

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
   (Mark one)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from            to

                        Commission file number: 33-1889

      MARKETPLACE INCOME PROPERTIES, A NORTH CAROLINA LIMITED PARTNERSHIP
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                                         56-1493986
        --------------                                      ----------------
(State of other jurisdiction of                             (I.R.S. Employer
       or organization)                                    Identification No.)

                                Interstate Tower
                                 P.O. Box 1012
                            Charlotte, NC 28201-1012
                            ------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  704/379-9164
                                  ------------
              (Registrant's telephone number, including area code)

              (Former name, former address and fiscal year ended,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                    ---     ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        3,000 limited partnership units outstanding as of April 30, 1995

                    Page 1 of 10 sequentially numbered pages

                         MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1995 AND DECEMBER 31, 1994


                                                    March 31,
                                                      1995         December 31,
                                                   (unaudited)         1994
                                                  ------------    -------------
          ASSETS
Rental Properties (at cost):
  Land and improvements                            $ 3,873,911     $ 3,873,911
  Buildings                                         20,513,873      20,456,387
  Furniture and equipment                              410,143         410,143
                                                   -----------     -----------
                                                    24,797,927      24,740,441
  Accumulated depreciation                          (5,575,933)     (5,404,224)
                                                   -----------     -----------
                                                    19,221,994      19,336,217

Cash and cash equivalents                            1,230,384       1,258,117
Restricted Cash                                        168,338          64,553
Cash on deposit with lender                          1,412,499       1,401,571
Accounts Receivable                                    150,171         118,036
Net Deferred Loan and Acquisition Costs                204,715         194,964
Other                                                   52,973          69,694
                                                   -----------     -----------
                                                    22,441,074      22,443,152
                                                   ===========     ===========

          LIABILITIES AND PARTNERS' CAPITAL

Debt                                                15,652,254      15,705,327
Payables to general partners and affiliates             26,818          22,318
Other liabilities                                      410,601         262,708
                                                   -----------     -----------
                                                    16,089,673      15,990,353

Minority interest                                       27,433          27,675

Partners' capital:
  General partners                                      86,188          86,829
  Limited partners                                   6,237,780       6,338,295
                                                   -----------     -----------
                                                   $22,441,074     $22,443,152
                                                   ===========     ===========


   The accompanying notes are an integral part of the financial statements.

                         MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (unaudited)



                                           Three              Three
                                           Months             Months
                                           Ended              Ended
                                          March 31,          March 31,
                                            1995               1994
                                          --------           --------
Income:
  Rent                                    $706,186           $929,814
  Interest and other                        26,805              5,662
                                          --------           --------
                                           732,991            935,476

Expenses:
  Interest                                 368,765            412,792
  Depreciation                             171,709            193,472
  Amortization                              14,172             14,678
  Operations and maintenance               195,308            201,193
  Professional fees                         20,468             23,410
  Partnership management fees                4,500             13,610
  Administrative and Other                  22,375             16,756
                                          --------           --------
                                           797,297            875,911

Income before minority interest            (64,306)            59,565

Minority interest                             (242)               274
                                          --------           --------
Net income (loss)                         $(64,064)          $ 59,291
                                          ========           ========


   The accompanying notes are an integral part of the financial statements.

                         MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (unaudited)




                                     General       Limited
                                    Partners      Partners        Total
                                    --------     ----------     ----------
Balance, December 31, 1993           $68,401     $5,263,963     $5,332,364
Net income for the period                593         58,698         59,291
                                     -------     ----------     ----------
Balance, March 31, 1994              $68,994     $5,322,661     $5,391,655
                                     =======     ==========     ==========


Balance, December 31, 1994           $86,829     $6,338,295     $6,425,124
Net loss for the period                 (641)       (63,423)       (64,064)
Distributions                              0        (37,092)       (37,092)
                                     -------     ----------     ----------
Balance, March 31, 1995              $86,188     $6,237,780     $6,323,968
                                     =======     ==========     ==========


   The accompanying notes are an integral part of the financial statements.

                         MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                Increase (Decrease) in Cash and Cash Equivalents

                                  (unaudited)

                                                                              Three Months      Three Months
                                                                                  Ended             Ended
                                                                             March 31, 1995    March 31, 1994
                                                                             --------------    --------------
Net Income (Loss)                                                             $  (64,064)         $ 59,291
                                                                              ----------          --------

Adjustments to reconcile net income to net cash provided by operations:
  Increase in accounts receivable                                                (32,135)          (16,672)
  Depreciation                                                                   171,709           193,472
  Amortization                                                                    14,172            14,678
  Minority Interest                                                                 (242)              274
  Increase in other assets                                                       (87,064)          (93,427)
  Increase in accrued liabilities                                                152,393            38,040
                                                                              ----------          --------
  Total adjustments                                                              218,833           136,365
                                                                              ----------          --------
  Net cash provided by operating activities                                      154,769           195,656

Cash flows from investing activities:
  Improvements in rental properties                                              (57,486)           (2,578)
                                                                              ----------          --------
  Net cash used by investing activities                                          (57,486)           (2,578)

Cash flows from financing activities:
  Repayments of debt                                                             (53,073)         (154,959)
  Distributions to limited partners                                              (37,092)                0
  Increase in deposits with lender                                               (10,928)                0
  Increase in deferred loan costs                                                (23,923)                0
                                                                              ----------          --------
  Net cash used by financing activities                                         (125,016)         (154,959)

Net increase in cash and cash equivalents                                        (27,733)           38,119
Cash and cash equivalents at beginning of period                               1,258,117           272,119
                                                                              ----------          --------
Cash and cash equivalents at end of period                                    $1,230,384          $310,238
                                                                              ==========          ========


   The accompanying notes are an integral part of the financial statements.

                         MARKETPLACE INCOME PROPERTIES,
                      A NORTH CAROLINA LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Marketplace Income Properties, A North Carolina Limited Partnership (the "Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the three month period ended March 31, 1995. The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 1994 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results for a full year.

          1.  PARTNERSHIP MATTERS AND SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986 and will continue until December 31, 2015 unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at April 30, 1995 was 773. ISC Realty Corporation is the sole general partner.

The consolidated financial statements include the accounts of Marketplace Income Properties and its subsidiary, Marketplace Income Properties of Florida, collectively referred to as the Partnership. All significant intercompany transactions have been eliminated in consolidation.

Distributions and Allocations of Income and Losses - Profits, gains and losses of the Partnership are allocated between general and limited partners, as provided in the Partnership Agreement. The net cash flow from operations in each year is to be distributed 99% to limited partners and 1% to the general partner.

Certain items in the financial statements for prior periods have been reclassified to conform to the format presented for these statements.

                         2.  RELATED PARTY TRANSACTIONS

For managing leases on the Partnership's nursing home properties during the three months ended March 31, 1995, the general partner earned $4,500 and $13,610 for the three months ended March 31, 1994. Amounts earned by the general partner for the reimbursement of expenses of operating the Partnership were $12,500 for the three months ended March 31, 1995 and 1994, respectively.

                         PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PARTNERSHIP MATTERS

The property investment portfolio consists of the Marketplace Mall in Winston-Salem, NC, Mt. Pilot Shopping Center in Pilot Mountain, NC, Amelia Plaza in Fernandina Beach, FL and Town & Country Convalescent Center in Tampa, FL. Meadowbrook Manor in Siler City, NC was sold in June 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,230,384 at March 31, 1995, up from $1,258,117 at December 31, 1994.

The Registrant feels that these funds should be used as a reserve for the cost of operating and maintaining the properties and obtaining necessary financing for the Mall's tenant upfit. See Part II, Item 6 for further discussion of the Marketplace Mall financing.


RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994

The Partnership had a net loss of $64,064 for the three months ended March 31, 1995 compared to a net income of $59,291 for the same period of 1994. Rental income decreased from $929,814 for the three months ended March 31, 1994 to $706,186 for the three months ended March 31, 1995. The decrease is the result of a reduction in rent due to the sale of Siler City of approximately $105,000 and a reduction of approximately $82,000 resulting from the lower lease payment on Town & Country Convalescent Center. The remainder of the decrease is primarily the result of a reduction in tenant reimbursements at the Mall.

Interest income increased from $5,662 for the three months ended March 31, 1994 to $26,805 for the three months ended March 31, 1995 as a result of increased cash reserves and interest earned on cash deposits held with the lender at the Mall.

Interest expense for the three months ended March 31, 1995 was $368,765 compared with $412,792 for the same period of 1994. The decrease in 1995 as compared to 1994 was primarily due to the payoff of the mortgage on Siler City Nursing Home in June 1994.

Depreciation expense decreased from $193,472 for the three months ended March 31, 1994 to $171,709 for the three months ended March 31, 1995 as a result of the sale of Siler City Nursing Home in June 1994.

Partnership management fees decreased from $13,610 for the three months ended March 31, 1994 to $4,500 for the three months ended March 31, 1995 as a result of the decreased rental income received from Town & Country Convalescent Center in 1995, as well as, Siler City Nursing Home which was sold in June 1994.

Administrative and other expenses increased from $16,756 for the three months ended March 31, 1994 to $22,375 for the three months ended March 31, 1995. The increase is due to an increase in lease commissions of approximately $3,800 at Amelia Plaza and an increase in property related general administrative expenses of approximately $1,800.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None


ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSIONS OF MATTER TO A VOTE OF SECURITIES HOLDERS

          None


ITEM 5.   OTHER INFORMATION

          In conjunction with the previously reported Modification Agreement and Escrow Agreement with the lender on the Mall, the Registrant has continued to remit only the monthly cash flow from the Mall and has ceased funding the full payment with cash flow from other properties. On April 25, 1995, the Registrant received a commitment letter from another lender that will provide a minimum of $5,500,000 and a maximum of $6,000,000 in funds to payoff the existing first mortgage on the Mall. The current lender, State Mutual Life Assurance Company, has provided the opportunity to prepay the first mortgage at a discounted amount of $6,300,000 and forgive the second mortgage on the Mall. The Registrant intends to use the committed financing towards the discounted payoff amount and anticipates the balance of the required payoff will be funded from existing cash reserves.

Construction on the Mall's new tenant space began during the first quarter of 1995. Construction draws will be funded from the cash on deposit with the lender.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                Exhibit 27 - Financial Data Schedule, "for SEC use only".

          (b)   Reports on Form 8-K
                No reports on Form 8-K were required to be filed during the three months ended March 31, 1995.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       MARKETPLACE INCOME PROPERTIES
                                       A NORTH CAROLINA LIMITED PARTNERSHIP
                                       ------------------------------------
                                                   (REGISTRANT)


                                       BY: /s/ J. CHRISTOPHER BOONE
                                           ------------------------
                                           PRESIDENT
                                           ISC REALTY CORPORATION
                                           GENERAL PARTNER
                                           CHIEF FINANCIAL AND EXECUTIVE OFFICER


DATE: May 11, 1995
      --------------