Form 10-Q
period 1995-06-30
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1995-08-09
CIK 784508

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark one)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------

                        Commission file number: 33-1889
                                                -------

      MARKETPLACE INCOME PROPERTIES, A NORTH CAROLINA LIMITED PARTNERSHIP
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            North Carolina                                  56-1493986
            --------------                                  ----------
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

        5,000 limited partnership units outstanding as of July 24, 1995

                    Page 1 of 11 sequentially numbered pages

                        MARKETPLACE INCOME PROPERTIES
                     A NORTH CAROLINA LIMITED PARTNERSHIP
                         CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1995 AND DECEMBER 31, 1994


                                                  June 30,
                                                    1995          December 31,
                                                 (unaudited)         1994
                                                 -----------      -----------
          ASSETS
Rental Properties (at cost):
  Land and improvements                          $ 3,873,911      $ 3,873,911
  Buildings                                       20,476,307       20,456,387
  Furniture and equipment                            410,143          410,143
  Construction in Progress                           554,562                0
                                                 -----------      -----------
                                                  25,314,923       24,740,441
  Accumulated depreciation                        (5,746,851)      (5,404,224)
                                                 -----------      -----------
                                                  19,568,072       19,336,217

Cash and cash equivalents                          1,338,074        1,258,117
Restricted Cash                                      220,137           64,553
Cash on deposit with lender                          875,659        1,401,571
Accounts Receivable                                   15,476          118,036
Net Deferred Loan and Acquisition Costs              244,367          194,964
Other                                                 35,128           69,694
                                                 -----------      -----------
                                                 $22,296,913      $22,443,152
                                                 ===========      ===========

          LIABILITIES AND PARTNERS' CAPITAL
Debt                                             $15,611,699      $15,705,327
Payables to general partners and affiliates           39,651           22,318
Other liabilities                                    463,372          262,708
                                                 -----------      -----------
                                                  16,114,722       15,990,353

Minority interest                                     27,546           27,675

Partners' capital:
  General partners                                    84,495           86,829
  Limited partners                                 6,070,150        6,338,295
                                                 -----------      -----------
                                                   6,154,645        6,425,124
                                                 -----------      -----------
                                                 $22,296,913      $22,443,152
                                                 ===========      ===========

    The accompanying notes are an integral part of the financial statements

                         MARKETPLACE INCOME PROPERTIES
                     A NORTH CAROLINA LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (unaudited)



                                      Three        Three         Six           Six
                                      Months       Months       Months        Months
                                      Ended        Ended         Ended         Ended
                                     June 30,     June 30,     June 30,      June 30,
                                       1995         1994         1995          1994
                                    ---------     --------    ----------    ----------
Income:
  Rent                               $581,426     $794,106    $1,287,612    $1,723,920
  Interest and other                   28,573        3,735        55,378         9,397
                                    ---------     --------    ----------    ----------
                                      609,999      797,841     1,342,990     1,733,317

Expenses:
  Interest                            304,475      340,732       673,240       753,524
  Depreciation                        170,917      193,473       342,626       386,945
  Amortization                         13,854       14,678        28,026        29,356
  Operations and maintenance          256,668      216,063       458,002       417,256
  Professional fees                     6,093        7,449        26,561        30,859
  Lease management fees                 4,500       13,610         9,000        27,220
  Administrative and other             16,676       12,357        39,051        29,113
                                    ---------     --------    ----------    ----------
                                      773,183      798,362     1,576,506     1,674,273

Income before minority interest      (163,184)        (521)     (233,516)       59,044

Minority interest                         113          816          (129)        1,090
                                    ---------     --------    ----------    ----------
Net income (loss)                   ($163,297)     ($1,337)    ($233,387)   $   57,954
                                    =========     ========    ==========    ==========

    The accompanying notes are an integral part of the financial statements

                         MARKETPLACE INCOME PROPERTIES
                     A NORTH CAROLINA LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (unaudited)




                                     General      Limited
                                    Partners     Partners         Total
                                    --------    ----------     ----------
Balance, December 31, 1993          $68,401     $5,263,963     $5,332,364
Net loss for the period                 580         57,374         57,954
                                    -------     ----------     ----------
Balance, June 30, 1994              $84,495     $6,107,242     $6,191,737
                                    =======     ==========     ==========


Balance, December 31, 1994          $86,829     $6,338,295     $6,425,124
Net income for the period            (2,334)      (231,053)      (233,387)
Distributions                             0        (37,092)       (37,092)
                                    -------     ----------     ----------
Balance, June 30, 1995              $84,495     $6,070,150     $6,154,645
                                    =======     ==========     ==========

    The accompanying notes are an integral part of the financial statements

                         MARKETPLACE INCOME PROPERTIES
                     A NORTH CAROLINA LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

               Increase (Decrease) in Cash and Cash Equivalents

                                  (unaudited)

                                                                          Six Months      Six Months
                                                                             Ended           Ended
                                                                         June 30, 1995   June 30, 1994
                                                                         -------------   -------------
Net Income                                                                 ($233,387)       $ 57,954
                                                                          ----------        --------

Adjustments to reconcile net income to net cash provided by operations:
  Decrease in accounts receivable                                            102,560          14,868
  Depreciation                                                               342,626         386,945
  Amortization                                                                28,026          29,356
  Minority Interest                                                             (129)          1,090
  Other                                                                      404,894        (131,923)
  Increase in accrued liabilities                                            217,997          75,347
  Increase in deferred loan costs                                            (77,429)           (980)
                                                                          ----------        --------
    Total adjustments                                                      1,018,545         374,703
                                                                          ----------        --------
    Net cash provided by operating activities                                785,158         432,657

Cash flows from investing activities:
  Improvements in rental properties                                         (574,482)         (2,578)
                                                                          ----------        --------
    Net cash used by investing activities                                   (574,482)         (2,578)

Cash flows from financing activities:
  Repayments of debt                                                         (93,628)       (296,102)
  Distributions to limited partners                                          (37,092)              0
                                                                          ----------        --------
    Net cash used by financing activities                                   (130,720)       (296,102)

Net increase in cash and cash equivalents                                     79,956         133,977
Cash and cash equivalents at beginning of period                           1,258,117         272,119
                                                                          ----------        --------
Cash and cash equivalents at end of period                                $1,338,074        $406,096
                                                                          ==========        ========

    The accompanying notes are an integral part of the financial statements

                         MARKETPLACE INCOME PROPERTIES

                      A NORTH CAROLINA LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements of Marketplace Income Properties Limited Partnership ("the Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the six month period ended June 30, 1995. The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 1994 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the six month period ended June 30, 1995 are not necessarily indicative of the results for a full year.


2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986 and will continue until December 31, 2015 unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at July 24, 1995 was 773. ISC Realty is the sole general partner.

The consolidated financial statements include the accounts of Marketplace Income Properties and its subsidiary, Marketplace Income Properties of Florida, collectively referred to as "the Partnership". All significant intercompany transactions have been eliminated in consolidation.

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

3.  RELATED PARTY TRANSACTIONS

Amounts paid to the general partner for the reimbursement of expenses of operating the Partnership were $25,000 for the six months ended June 30, 1995 and 1994, respectively. For the six months ended June 30, 1995, the general partner earned $9,000 as a lease management fee for Town & Country and $27,220 as a lease management fee for Town & Country and MeadowBrook Manor of Siler City for the six months ended June 30, 1994, based upon operating income.




                         PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PARTNERSHIP MATTERS

The Partnership was formed under the North Carolina Limited Partnership Act in November 1985. The property investment portfolio consists of the Marketplace Mall (the "Mall") in Winston-Salem, NC, Mt. Pilot Shopping Center ("Mt. Pilot") in Pilot Mountain, NC, Amelia Plaza ("Amelia") in Fernandina Beach, FL and Town & Country Convalescent Center ("Town & Country") in Tampa, FL, which is a nursing home. Meadowbrook Manor of Siler City, NC was sold in June 1994.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,338,074 at June 30, 1995, up from $1,258,117 at December 31, 1994. The cash is being maintained in order to close the newly negotiated mortgage on the Mall and provide funding for the Hamrick's construction. On July 5, 1995 the Partnership paid off the State Mutual Life mortgage on the Mall at the discounted amount of $6,300,000 as agreed in the December 1994 modification. The Partnership funded the payoff with a new $5,500,000 mortgage on the Mall from First Union National Bank and from cash reserves. The First Union loan provides for maximum borrowings of $5,800,000 and accrues interest at LIBOR plus 2.15%. The Partnership entered into a swap agreement with First Union to fix the interest rate at 8.35% on $4,750,000 of the loan. The loan shall be repaid with interest only payments for the first three months. Beginning November 1, 1995 the loan will be repaid in fixed monthly principal payments of $17,521 plus interest on the outstanding balance. As noted above, an additional $300,000 may be borrowed subject to certain leasing requirements. The note has a maturity date of June 30, 1998.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1994

The Partnership had a net loss of $233,387 for the six months ended June 30, 1995 compared to net income of $57,954 for the same period of 1994. The decrease in net income is attributable to the following variances in income and expense components.

The decrease in gross income was partially attributed to a decrease in rental income of approximately $436,000. The decrease is comprised of a $157,000 decrease in rental income resulting from the new lease on Town & Country, a $211,000 decrease in rent from Siler City due to the sale of the facility in 1994, and a decrease of $68,000 in rental income and expense reimbursements at the Mall as a result of decreased occupancy at the Mall.

Interest income increased from $9,397 at June 30, 1994 to $55,378 for the six months ended June 30, 1995. The increase is attributable to increased interest earned of approximately $10,000 on the construction escrow for Hamrick's at the Mall and an increase of approximately $35,000 earned on cash reserves maintained by the Partnership.

Interest expense for the six months ended June 30, 1995 was $673,240 compared with $753,524 for the same period of 1994. The decrease of $80,284 in 1995 was due to a decrease of approximately $62,000 for the Siler City mortgage subsequent to the sale in 1994, and a decrease of approximately $21,000 in interest payments attributable to the restructuring of the Mall mortgage.

Depreciation expense decreased from $386,945 to $342,626 in 1995 due to the sale of Siler City in 1994.

Lease management fees decreased from $27,220 for the six months ended June 30, 1994 to $9,000 for the six months ended June 30, 1995 due to the decreased rental income received from Town & Country as well as the absence of income from Siler City in 1995 due to the sale in 1994.

Operations and maintenance expense increased from $417,256 for the six months ended June 30, 1994 to $458,002 for the same period in 1995. The increase of approximately $40,000 is attributable to an increase in common area maintenance expense of $24,000 at the Mall offset by a decrease of approximately $8,000 in advertising expense, an increase of $12,000 in building service and maintenance expense at Amelia, an increase of $8,700 in insurance expense at Amelia due to a change in the accrual for 1995, an increase in lease commission expense at Amelia of $6,100 representing amortization of deferred lease commissions.

Administrative and other expenses increased from $29,113 for the six months ended June 30, 1994 to $39,051 for the six months ended June 30, 1995. The higher amount in 1995 is attributed to an increase in bad debt expense of approximately $6,800 at the Mall and an increase in various administrative charges of approximately $2,800 at the properties.

THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

The Partnership reported a net loss of $163,297 for the three months ended June 30, 1995 as compared to $1,337 for the same period ended 1994.

Rental income for the three months ended June 30, 1995 as compared to June 30, 1994 decreased approximately $213,000. The decrease is the result of the decrease in rental income of $78,500 from Town & Country and $105,810 from Siler City, as well as, a decrease in rental income and expense reimbursements of approximately $28,000 at the Mall.

The decrease in interest expense of $36,000 during the three months ended June 30, 1995 as compared to the same period ended June 30, 1994 is attributable to the restructured Mall mortgage which decreased interest expense by approximately $48,000 and reduced debt service subsequent to the sale of Siler City of approximately $20,000. These increases were offset by an increase in interest expense for Town & Country of approximately $32,000 as a result of an adjustment made to correct the interest expense accrual.

Depreciation expense decreased from $193,473 for the three months ended June 30, 1994 to $170,917 for the three months ended June 30, 1995 due to the sale of Siler City as discussed above in the six months operations.

Operations and maintenance expenses increased approximately $40,000 from the three months ended June 30, 1994 to the three months ended June 30, 1995. The increase is attributable to an increase of $16,000 in common area maintenance and building service expense at the Mall, a $6,000 increase in insurance expense at Amelia, a $9,500 increase in building repairs and maintenance expense at Amelia an increase of approximately $7,000 in accrued property tax expense at Amelia and a $2,700 increase in lease commissions at the Mall.

Lease management fees decreased for the three month period from $13,610 at June 30, 1994 to $4,000 at June 30, 1995 due to the decrease in rental income from Town & Country and Siler City as discussed in the six month discussion.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submissions of Matter to a vote of Securities Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                27 -- Financial Data Schedule (for SEC use only)

          (b)   Reports on Form 8-K

                No reports on Form 8-K were required to be filed during the three months ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             MARKETPLACE INCOME PROPERTIES
                                             LIMITED PARTNERSHIP
                                             -------------------
                                                 (REGISTRANT)



                                             BY: /s/ J. CHRISTOPHER BOONE
                                                 ------------------------
                                                 J. CHRISTOPHER BOONE
                                                 PRESIDENT
                                                 ISC REALTY CORPORATION
                                                 GENERAL PARTNER




DATE: August 9, 1995
      --------------