Form 10-Q
period 1995-09-30
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1995-11-13
CIK 784508

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark one)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              --------   --------

                        Commission file number: 33-1889
                                                -------

                         MARKETPLACE INCOME PROPERTIES,
                         ------------------------------
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      ------------------------------------
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

                                Not Applicable
                                --------------
(Former name, former address and fiscal year ended , if changed since last report)

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

       5,000 limited partnership units outstanding as of October 9, 1995

                    Page 1 of 11 sequentially numbered pages

                         MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994


                                             September 30,
                                                1995          December 31,
                                             (unaudited)          1994
                                             -----------      ------------
          ASSETS
Rental Properties (at cost):
  Land and improvements                      $ 3,873,911     $ 3,873,911
  Buildings                                   21,813,831      20,456,387
  Furniture and equipment                        410,143         410,143
                                             -----------     -----------
                                              26,097,885      24,740,441
  Accumulated depreciation                    (5,918,561)     (5,404,224)
                                             -----------     -----------
                                              20,179,324      19,336,217

Cash and cash equivalents                        623,038       1,258,117
Restricted Cash                                  162,152          64,553
Cash on deposit with lender                       41,062       1,401,571
Accounts Receivable                               18,557         118,036
Net deferred Loan and Acquisition Costs          232,848         194,964
Other                                             40,282          69,694
                                             -----------     -----------
                                             $21,297,263     $22,443,152
                                             ===========     ===========

          LIABILITIES AND PARTNERS' CAPITAL

Debt                                         $12,190,090     $15,705,327
Payables to general partners and affiliates       39,985          22,318
Other liabilities                                571,479         262,708
                                             -----------     -----------
                                              12,801,554      15,990,353

Minority interest                                 26,830          27,675

Partners' capital:
  General partners                               107,637          86,829
  Limited partners                             8,361,242       6,338,295
                                             -----------     -----------
                                               8,468,879       6,425,124
                                             -----------     -----------
                                             $21,297,263     $22,443,152
                                             ===========     ===========



         See attached notes to the consolidated financial statements

                         MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (unaudited)

                                                           Three           Three           Nine               Nine
                                                          Months          Months          Months             Months
                                                           Ended           Ended           Ended              Ended
                                                        September 30,   September 30,   September 30,      September 30,
                                                            1995            1994            1995               1994
                                                        -------------   -------------   -------------      -------------
Income:                                                 $  635,370      $  743,954      $1,922,982         $2,467,874
  Rent                                                      12,856          33,910          68,234             43,307
                                                        ----------      ----------      ----------         ----------
  Interest and other                                       648,226         777,864       1,991,216          2,511,181

Expenses:
  Interest                                                 325,205         360,178         899,169          1,113,702
  Depreciation                                             171,710         174,612         514,336            561,557
  Amortization                                              13,853          13,854          41,560             43,210
  Operations and maintenance                               300,470         207,380         758,472            618,047
  Professional fees                                          1,838           8,154          28,399             39,013
  Lease management fees                                      4,500          13,610          13,500             40,830
  Administrative and Other                                  96,354          37,741         135,405             78,148
                                                        ----------      ----------      ----------         ----------
                                                           913,930         815,529       2,390,841          2,494,507
                                                        ----------      ----------      ----------         ----------

Income (Loss) before gain, extraordinary income
and minority interest                                     (265,704)        (37,665)       (399,625)            16,674

Net gain on sale of Partnership assets                           0       1,819,575               0          1,819,575
                                                        ----------      ----------      ----------         ----------
Income (loss) before extraordinary income and
 minority interest                                        (265,704)      1,781,910        (399,625)         1,836,249

Extraordinary gain on extinquishment of debt             2,479,627               0       2,479,627                  0
                                                        ----------      ----------      ----------         ----------
Income after gain and before minority intere             2,213,923       1,781,910       2,080,002          1,836,249

Minority interest                                             (716)            (98)           (845)               992
                                                        ----------      ----------      ----------         ----------
Net income (loss)                                       $2,214,639      $1,782,008      $2,080,847         $1,835,257
                                                        ==========      ==========      ==========         ==========


         See attached notes to the consolidated financial statements

                         MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (unaudited)



                               General    Limited
                              Partners    Partners       Total
                              --------   ----------   ----------
Balance, December 31, 1993     $68,401   $5,263,963   $5,332,364
Net income for the period       18,353    1,816,904    1,835,257
                               -------   ----------   ----------
Balance, September 30, 1994    $86,754   $7,080,867   $7,167,621
                               =======   ==========   ==========



Balance, December 31, 1994     $86,829   $6,338,295   $6,425,124
Net income for the period       20,808    2,060,039    2,080,847
Distributions                        0      (37,092)     (37,092)
                               -------   ----------   ----------
Balance, September 30, 1995   $107,637   $8,361,242   $8,468,879
                              ========   ==========   ==========


         See attached notes to the consolidated financial statements

                         MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                  (unaudited)

                                                              Nine                 Nine
                                                             Months               Months
                                                              Ended                Ended
                                                           September 30,        September 30,
                                                              1995                 1994
                                                           ------------         ------------
Net Income                                                 $2,080,847           $1,835,257

Adjustments to reconcile net income to net cash
   provided by operations:
  (Increase) Decrease in accounts receivable                   99,479              (16,358)
  Depreciation                                                514,336              561,557
  Amortization                                                 41,560               43,210
  Minority Interest                                              (845)                 992
  Decrease in restricted cash and deposits                  1,262,910                    0
  Other                                                        29,412             (280,979)
  Increase in accrued liabilities                             326,438              189,170
  Increase in deferred loan costs                             (79,444)                (980)
                                                           ----------           ----------
   Total adjustments                                        2,193,846              496,612
                                                           ----------           ----------
   Net cash provided by operating activities                4,274,693            2,331,869
                                                           ----------           ----------
Cash flows from investing activities:
  Improvements in rental properties                        (1,357,444)             (17,895)
  Disposition of P, P & E, net of accumulated depreciation
      upon sale of Siler City                                       0            2,541,943
  Disposition of land parcel at Amelia Plaza                        0               19,810
                                                           ----------           ----------
   Net cash provided (used) by investing activities        (1,357,444)           2,543,858

Cash flows from financing activities:
  Repayments of debt                                         (235,609)            (400,143)
  Extinquishment of debt upon Mall refinancing             (2,479,627)                   0
  Proceeds from Mall refinancing                            5,500,000                    0
  Repayment of debt upon Mall refinancing                  (6,300,000)                   0
  Retirement of debt upon sale of Siler City                        0           (1,503,191)
  Repayment of debt upon Amelia land parcel sale                    0              (14,987)
  Write off of deferred costs upon sale of Siler City               0                7,723
  Distributions to Limited Partners                           (37,092)                   0
                                                           ----------           ----------
   Net cash used by financing activities                   (3,552,328)          (1,910,598)

Net increase (decrease) in cash and cash equivalents         (635,079)           2,965,129
Cash and cash equivalents at beginning of period            1,258,117              272,119
                                                           ----------           ----------
Cash and cash equivalents at end of period                 $  623,038           $3,237,248
                                                           ==========           ==========


         See attached notes to the consolidated financial statements

                        MARKETPLACE INCOME PROPERTIES

                     A NORTH CAROLINA LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements of Marketplace Income Properties, A North Carolina Limited Partnership ("the Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the nine month period ended September 30, 1995. The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 1994 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the nine month period ended September 30, 1995 are not necessarily indicative of the results for a full year.


2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986 and will continue until December 31, 2015 unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at October 9, 1995 was 774. ISC Realty is the sole general partner.

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

3.  RELATED PARTY TRANSACTIONS

Amounts paid to the general partner for the reimbursement of expenses of operating the Partnership were $37,500 for the nine months ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1995, the general partner earned $13,500 as a lease management fee for Town & Country and $40,830 as a lease management fee for Town & Country and Meadowbrook Manor of Siler City for the nine months ended September 30, 1994, based upon operating income.




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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $623,038 at September 30, 1995, down from $1,258,117 at December 31, 1994. The cash is being maintained to provide additional tenant and exterior improvements at the Mall and for cash reserves as required by the Partnership agreement. As previously reported in the second quarter report, the grand opening of Hamricks at the Mall was in September and several tenants have renewed their leases subsequent to the Hamricks opening. The General Partner is optimistic that this positive leasing activity at the Mall will continue.

On July 5, 1995 the Partnership paid off the State Mutual Life mortgage on the Mall at the discounted amount of $6,300,000 as agreed in the December 1994 modification. The Partnership funded the payoff with a new $5,500,000 mortgage on the Mall from First Union National Bank and from cash reserves. The First Union loan provides for maximum borrowings of $5,800,000 and accrues interest at LIBOR plus 2.15%. The Partnership entered into a swap agreement with First Union to fix the interest rate at 8.35% on $4,750,000 of the loan. The loan shall be repaid with interest only payments for the first three months. Beginning November 1, 1995 the loan will be repaid in fixed monthly principal payments of $17,521 plus interest on the outstanding balance. As noted above, an additional $300,000 may be borrowed subject to certain leasing requirements. In October 1995, an additional $200,000 of the $300,000 maximum additional borrowings was borrowed on the note. The note has a maturity date of June 30, 1998.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

The Partnership had net income of $2,080,847 for the nine months ended September 30, 1995 compared to net income of $1,835,257 for the same period of 1994. The increase in net income is attributable to the following variances in income and expense components.

Rental income decreased by approximately $544,892. The decrease is primarily comprised of a $173,000 decrease in rental income resulting from the new lease on Town & Country, a $245,000 decrease in rent from Siler City due to the sale of the facility in 1994, and a decrease of $122,000 in rental income and expense reimbursements at the Mall as a result of decreased occupancy at the Mall.

Interest income increased from $43,307 at September 30, 1994 to $68,234 for the nine months ended September 30, 1995. The increase is primarily attributable to increased interest earned of approximately $9,600 on the construction escrow for Hamrick's and an increase of approximately $36,000 earned on cash reserves maintained by the Partnership. These increases were offset by a decrease in interest income of approximately $21,000 at Siler City which was earned as a result of the sales transaction in 1994.

Interest expense for the nine months ended September 30, 1995 was $899,169 compared with $1,113,702 for the same period of 1994. The decrease of $214,533 in 1995 was due to a decrease of approximately $80,900 for the Siler City mortgage subsequent to the sale in 1994, and a decrease of approximately $144,000 in interest payments attributable to the restructuring of the Mall mortgage and a decrease of $9,000 on the Amelia mortgage. These decreases were offset by an increase of approximately $19,000 at Town & Country.

Depreciation expense decreased from $561,557 to $514,336 in 1995 due to the sale of Siler City in 1994.

Operations and maintenance expense increased from $618,047 for the nine months ended September 30, 1994 to $758,472 for the same period in 1995. The increase of approximately $140,000 is attributable to an increase in common area maintenance expense of $72,600, an increase of $35,000 in lease commissions, and an increase in fees paid for a property tax appeal of $12,000, all offset by a decrease of approximately $14,000 in advertising expense at the Mall. In addition, an increase of $13,000 occurred in building service and maintenance expense, as well as, an increase of $13,000 in insurance expense due to a change in the accrual for 1995, and an increase in lease commission expense at Amelia of $8,100 representing amortization of deferred lease commissions.

Professional fees decreased from $39,013 for the nine months ended September 30, 1994 to $28,399 as a result of a decrease of $14,000 in legal expense incurred at the Mall. This decrease was offset by an increase of approximately $5,000 in accounting and tax return costs due to an increase in fees as well as a timing difference in fees paid as compared to 1994.

Lease management fees decreased from $40,830 for the nine months ended September 30, 1994 to $13,500 for the nine months ended September 30, 1995 due to the decreased rental income received from Town & Country as well as the absence of income from Siler City in 1995 due to the sale in 1994.

Administrative and other expenses increased from $78,148 for the nine months ended September 30, 1994 to $135,408 for the nine months ended September 30, 1995. The remaining unamortized deferred loan costs for the Mall were written off in the amount of $66,000 during August 1995. Sales and use tax decreased approximately $6,000 for Town & Country and miscellaneous administrative costs decreased approximately $3,000 at all properties.



THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1994

The Partnership reported net income of $2,214,639 for the three months ended September 30, 1995 as compared to $1,782,008 for the same period ended 1994.

Rental income for the three months ended September 30, 1995 as compared to September 30, 1994 decreased approximately $108,000. The decrease is the result of the decrease in rental income of $52,000 from Town & Country and $35,000 from Siler City, as well as, a decrease in rental income and expense reimbursements of approximately $21,000 at the Mall.

The decrease in interest expense of $35,000 during the three months ended September 30, 1995 as compared to the same period ended September 30, 1994 is attributable to the restructured Mall mortgage which decreased interest expense by approximately $23,000 and reduced debt service subsequent to the sale of Siler City pertaining to interest payments of approximately $20,000. These decreases were offset by an increase in interest expense for Town & Country of approximately $9,000 as a result of an adjustment made to correct the interest expense accrual.

Operations and maintenance expenses increased approximately $93,000 from the three months ended September 30, 1994 to the three months ended September 30, 1995. The increase is primarily attributable to an increase of $35,000 in lease commissions and $46,000 in common area maintenance and building service expense at the Mall as well as costs incurred in conjunction with a property tax appeal for the Mall of approximately $12,000.

Administrative and other expenses increased from $37,741 for the three months ended September 30, 1994 to $96,354 for the same period in 1995. This increase of $58,000 was the result of the write off expense incurred upon the write off unamortized loan cost balance at the Mall during the third quarter 1995.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submissions of Matter to a vote of Securities Holders

          None

Item 5.   Other Information

          In August, the Partnership entered into a contract with an unaffiliated party to sell Town & Country Nursing Home at a price of $3,935,000. The sale was scheduled to close by January 1996. Advocare of Florida, the current lessee has a right of first refusal to purchase the property at the same terms and conditions and exercised this option. However, Advocare failed to meet certain requirements necessary to close the sale and the contract was canceled. The Registrant intends to pursue the original party for potential interest in entering into another sales contract on Town & Country, however it reserves the right to rescind its cancellation of Advocare's contract.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

          27.   Financial Data Schedule (for SEC use only)

          (b)   Reports on Form 8-K
                No reports on Form 8-K were required to be filed during the three months ended September 30, 1995.

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


                        MARKETPLACE INCOME PROPERTIES
                        A NORTH CAROLINA LIMITED PARTNERSHIP
                        ------------------------------------
                                 (REGISTRANT)




                        BY:  /s/J. CHRISTOPHER BOONE
                             -----------------------
                             J. CHRISTOPHER BOONE
                             ISC REALTY CORPORATION,
                             GENERAL PARTNER AND PRINCIPAL EXECUTIVE
                             OFFICER, PRINCIPAL FINANCIAL OFFICER OF THE
                             REGISTRANT


DATE:  NOVEMBER 13, 1995
       -----------------