Form 10-K405
period 1995-12-31
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1996-04-01
CIK 784508

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995
                                                     --------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period
from                                to
     -------------------------------  -----------------------

Commission file number 33-1889
                       -------

                       MARKETPLACE INCOME PROPERTIES,
                    A NORTH CAROLINA LIMITED PARTNERSHIP
           (Exact name of registrant as specified in its charter)

              North Carolina                            56-1493986
         (State of organization)           (I.R.S. Employer Identification No.)

             121 W. Trade St.
         Charlotte, North Carolina                         28202
   (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:  (704) 379-9164
                                                          --------------

      Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: (Title of Class)

                   Units of Limited Partnership Interests

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405)

Indicate the number of shares outstanding of each of the issuers' classes of common stock as of the latest practicable date

       3,000 Limited Partnership units outstanding as of March 1, 1996

Documents Incorporated by Reference: NONE

                    Page 1 of 15 sequentially numbered pages

                                     PART I

ITEM 1  - BUSINESS

     Marketplace Income Properties (the "Registrant" or the "Partnership") is a North Carolina limited partnership organized in 1985. Until September 16, 1992, the general partners of the Partnership were ISC Realty Corporation ("ISCR" or the "General Partners"), a North Carolina corporation and a wholly-owned subsidiary of Interstate/Johnson Lane, Inc., and Benton Investment Company ("Benton"), a North Carolina corporation. On September 16, 1992, Benton was removed as a general partner after ISCR solicited proxies from the Limited Partners to vote for Benton's removal and Benton's request for a preliminary injunction to prohibit its removal was denied by the United States District Court for the Middle District of North Carolina. As a result, ISCR became the managing general partner of the Partnership. On January 11, 1993, ISCR and Benton closed a purchase agreement whereby ISCR purchased Benton's entire general partner interest in the Partnership effective January 1, 1993. Pursuant to this purchase transaction, ISCR succeeded to all of Benton's rights and interests under the Partnership Agreement, including Benton's interest in management fees, rights to reimbursement of administrative expenses and its 0.5% interest in Partnership distributions. None of the costs associated with these events and transactions, including the cost of purchasing Benton's interest in the Partnership, were charged to the Partnership.

     The Registrant's principal investment objectives are to own, hold, operate, lease, sell, and otherwise deal in commercial real estate properties (the "Properties") which offer the potential for (1) preservation and protection of capital invested in the Registrant, (2) cash distributions from operations of the Properties, (3) long term appreciation in value of the Properties, and (4) protection for investors against inflation. The Registrant currently owns the Marketplace Mall & Theaters in Winston-Salem, North Carolina (the "Mall"), Mt. Pilot Shopping Center in Pilot Mountain, North Carolina
("Mt. Pilot"), Amelia Plaza Shopping Center in Fernandina Beach, Florida ("Amelia"), and Town & Country Convalescent Center in Tampa, Florida (the
"Tampa Project"). Country Forest Manor in Siler City, North Carolina (the "Siler City Project") was sold in June 1994. See item 2 for further discussion.

     It is intended that the Registrant be self-liquidating and accordingly, the net proceeds of any sale of any Property will be distributed to the Investors.

     The real estate business is highly competitive, and the Partnership competes with numerous established companies, real estate investment trusts and other limited partnerships, some of which have greater assets than the Partnership, and broader experience than the General Partner. Some of the competitive factors which the Partnership may encounter from time to time include rising levels of vacancies due to changes in supply or demand of competing properties in an area, such as excess supply resulting from competitive overbuilding.

     ISCR or its affiliates currently serve as a general partner in 19 public and private partnerships which currently own various types of real property. None of the prior partnerships sponsored by ISCR now contemplate the acquisition of any additional properties due to all public funds being fully invested. However, it is likely that the General Partner or its affiliates will sponsor additional public or private partnerships in the future. In addition, the General Partner and their affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

     ISCR intends to devote only such time to the business of the Registrant as in its judgment is reasonably required. ISCR is engaged in other similar activities which also require the time and attention of its management and staff.

     As of March 1, 1996, the Registrant did not directly employ any persons in a full-time position. Certain employees of ISCR performed services for the Registrant during 1995.


ITEM 2 - PROPERTIES

     (a) The Marketplace Mall & Theaters

     The Marketplace Mall & Theaters complex is a 177,600 square foot enclosed shopping mall with a separate 20,576 square foot theater building on approximately 23 acres of land in Winston-Salem, (Forsyth County) North Carolina. The Mall is currently predominantly occupied by many small tenants between the range of 1,000 and 7,500 square feet in addition to the Hamricks space which is approximately 48,000 square feet. The separate theater building is occupied by Carmike Cinemas under a long-term lease.

     As of March 1, 1996, the Mall was 91% occupied. A retail space survey of Forsyth County indicated an overall vacancy rate of 6.4% for the mall submarket. The southwest submarket of Winston-Salem, where the Mall is located, contains 3,850,610 of aggregate leasable square feet. On December 6, 1994, the Registrant entered into a agreement with Hamricks to occupy approximately 48,355 square feet at the Mall. The lease term is for ten years and four months with rent commencing January 15, 1996. The initial annual rent is $181,331. The tenant has two five-year options.

On July 5, 1995 the Partnership paid off the State Mutual Life mortgage on the Mall at the discounted amount of $6,300,000 as agreed in the December 1994 modification. The Partnership funded the payoff with a new $5,500,000 mortgage on the Mall from First Union National Bank and from cash reserves. The First Union loan provides for maximum borrowings of $5,800,000 and accrues interest at LIBOR plus 2.15%. The Partnership entered into a swap agreement with First Union to fix the interest rate at 8.35% on $4,750,000 of the loan. The loan shall be repaid with interest only payments for the first three months. Beginning November 1, 1995 the loan was repaid in fixed monthly principal payments of $17,521 plus interest on the outstanding balance. As noted above, an additional $300,000 may be borrowed subject to certain leasing requirements.

In October 1995, an additional $200,000 of the $300,000 maximum additional borrowings was borrowed on the note. The note has a maturity date of June 30, 1998. The balance of the mortgage at December 31, 1995 totaled $5,664,958.

     (b) Amelia Plaza Shopping Center

     Amelia Plaza ("Amelia") is a 91,952 square foot neighborhood strip shopping center located in Fernandina Beach, Florida. The property is located in Nassau County which has approximately 670,000 square feet of retail space with a overall vacancy factor of 5%. Fernandina Beach is the largest of three municipalities within Nassau County. Leasing negotiations remain competitive within the local market.

The principle tenants at Amelia are a Winn Dixie food store (45,965 square feet) and Eckerd Drugs (10,080 square feet). The high sales volume of these tenants and the presence of Wal-Mart adjacent to the property but not owned by the Registrant enhances the customer traffic to the center. As of March 1, 1996, the Center was 98.5% leased and occupied.

     The Amelia Plaza mortgage has a balance of $3,705,643 at December 31, 1995. Connecticut Mutual Life Insurance Company also has a staged equity participation in sales proceeds over $4,175,000.

     (c) Mt. Pilot Shopping Center

     Mt. Pilot is a 38,650 square foot neighborhood strip shopping center in Pilot Mountain, North Carolina. Because of the small size of this market, no formal statistics exist relative to retail space or overall vacancy. The General Partner believes that this market is relatively stable. The primary tenants are Lowe's Food Stores occupying 21,000 square feet, Revco Drugs occupying 8,450 square feet, and Family Dollar occupying 6,000 square feet. Mt. Pilot is currently 100% leased and occupied. Currently, this property is unencumbered by a mortgage.

     (d) Town & Country Convalescent Center

     The Tampa Project is a 120 bed skilled and intermediate care nursing home located on approximately 6 1/2 acres of land in Tampa, Florida. The lease with Advocare of Florida ("Advocare") under sublease from Hillhaven, Inc. expired August 30, 1994. A new lease was negotiated with Advocare dated September 1, 1994. The lease term commenced September 1, 1994 and expires August 31, 2004. The lessee is to provide monthly rent payments in the amount of $30,000 plus supplemental rent, if any, as defined in the lease, which decreased from $56,158 in the former lease.

The property is subject to a first mortgage which expired August 31, 1994. The loan was renewed with the current lender in June 1995 and bears interest at 11.5%, up from 10% under the previous note. Monthly payments of principal and interest in the amount of $29,991 are to be made based upon a 25 year amortization. The mortgage balance at December 31, 1995 was $2,939,925.

In August, 1995, the Partnership entered into a contract with a unaffiliated party to sell Town & Country Nursing Home at a price of $3,935,000. Advocare of Florida, the current lessee, has a right of first refusal to purchase the home at the same terms and conditions and exercised this option. The Registrant considered the original third party's purchase contract canceled upon Advocare of Florida exercising their right of first refusal. Advocare failed to meet certain requirements necessary to close the sale and the contract with Advocare was canceled. Subsequently, the contract with Advocare was reinstated and was anticipated to close by January 1996. In late 1995, the unaffiliated third party who originally entered into the sales contract initiated a lawsuit against the Registrant for breach of contract. The Registrant believes the outcome of the litigation will be the determination of which party will purchase the property. The financial impact is expected to be immaterial to the Registrant.

     (e) Country Forest Manor

On June 30, 1994, the Partnership entered into a purchase agreement with an unaffiliated buyer for the sale of Meadowbrook Manor of Siler City ("Siler City") for an approximate price of $4,522,051. The purchase agreement provided for the sale of Siler City as well as four other nursing facilities from partnerships for which ISC Realty Corporation is the managing General Partner ("Affiliated Partnerships"). The sale was contingent upon the majority approval by the limited partners of one of the Affiliated Partnerships ("HCPII"). Approval by a majority of the limited partners of HCPII was received and sales proceeds were released from escrow on August 24, 1994.

From the purchase proceeds, $1,511,585 was used to pay off the first mortgage on the property. Closing costs incurred at settlement totaled $25,353 leaving net cash proceeds to the partnership of $2,985,113. A net gain of $1,794,382 resulted from the transaction. In December 1994, $750,000 of the net proceeds were distributed to the limited partners representing $250 per unit.

ITEM 3  - LEGAL PROCEEDINGS

     The Registrant was named in a lawsuit brought against the former property manager and leasing agent of the Marketplace Mall by a former tenant. The tenant is in default of his lease and owes approximately $15,000 in past due rent. The tenant alleges that he was "fraudulently induced" into signing his lease at the Mall and is seeking compensatory damages for purchased trade equipment and operating losses. During September 1994, the Registrant was dismissed from the suit. The tenant vacated the premises in January 1994 and was notified that he must surrender possession of the space in October of 1994. The Registrant had a lien on the kitchen equipment which still remained in the space, however, in 1995, the Registrant released the lien and returned possession of the equipment to the former tenant.

See discussion at Item 2(d) Properties for detail of legal proceeding related to Town & Country.

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5  -  MARKET FOR REGISTRANT'S SECURITIES AND OTHER RELATED SECURITIES
           HOLDER MATTERS

     Transfer of the Registrant's Limited Partnership Units (the "Units") is subject to certain restrictions contained in the Registrant's Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resales of Units. As of March 1, 1996, 777 investors were recorded owners of 3,000 units. During the year ended December 31, 1994, the Registrant made a distribution of $250 per unit to the Limited Partners. During 1995, the Registrant paid $37,095 to the North Carolina Department of Revenue on behalf of nonresidents of North Carolina for income taxes resulting from the sale of Siler City in 1994. This amount appears as a distribution on the Statement of Partners Equity in the Financial Statements attached.


ITEM 6  -SELECTED FINANCIAL DATA (AUDITED)

                                  Year Ended    Year Ended    Year Ended    Year Ended    Year Ended
                                  December 31,  December 31,   December 31, December 31,   December 31,
                                      1995          1994          1993          1992          1991
                                  ------------  ------------  ------------  ------------  ------------
Operating Revenues                 $2,304,536    $2,691,315    $2,910,684    $3,004,061    $3,078,945

Net Income (loss)                  $2,131,222     1,842,760       (64,670)   (3,278,775)     (571,596)

Cash Distributions declared
 to Limited Partners                   37,095*      750,000             0             0             0

Cash Distributions declared
 per unit                                 N/A           250             0             0             0

Total Assets                       21,218,733    22,443,152    23,347,975    23,917,291    27,504,253


Long-Term Debt                     12,310,526    15,705,327    17,704,926    18,243,204    18,368,115

Partners' Equity                    8,519,251     6,425,124     5,332,364     5,397,034     8,675,809


*  See Item 5 for discussion regarding the 1995 distribution.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

The Registrant generated $526,117 of cash flow from operations during the year ended December 31, 1995. Cash payments during the year ended December 31, 1995 for improvements to rental properties amounted to $1,559,794 primarily for the construction of the Hamricks space at the Mall and other improvements at the Mall. In addition, $915,174 of principal payments were made on loans.

As of December 31, 1995, the Registrant held cash and cash equivalents of $522,598. The Registrant feels that these funds should be used as a reserve for the cost of operating and maintaining the properties. It is anticipated that the Registrant's revenues from the operation of properties will be sufficient to meet both the Registrant's operating and capital expenditures through 1996. In addition, $80,482 was held in restricted cash accounts related to tenant deposits, and property tax escrows.

Results of Operations

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1995 TO FISCAL YEAR ENDED DECEMBER 31, 1994

For the year ended December 31, 1995, the Registrant reported net income in the amount of $2,131,222 as compared to $1,842,760 for the year ended December 31, 1994. The most significant cause of the increase is the $2,413,950 extraordinary gain recorded as the result of the forgiveness of debt on the Mall mortgage. (See Note 3 of the financial statements).

Rental income decreased from $2,576,216 for the year ended December 31, 1994 to $2,225,534 for the year ended December 31, 1995. The primary reason was a decrease in rental income from the new lease on Town & Country of approximately $154,365 and the lack of rental income provided by Siler City Nursing Home due to the sale in 1994 which amounted to approximately $209,000 in 1994. These decreases were offset by a increase in base rent and percentage rent at Mt. Pilot of approximately $12,000.

Interest and other income decreased approximately $36,000 during the year ended December 31, 1995 as compared to 1994 due to less interest earned on a lesser amount of cash reserves held during the year.

Interest expense decreased from $1,445,255 for the year ended December 31, 1994 to $1,112,734 for the year ended December 31, 1995. Due to the sale of Siler City in 1994, interest expense decreased $81,000 in 1995 and as a result of the refinancing of the Mall mortgage, interest expense decreased $277,660 in 1995 for the Mall. These decreases were offset by an increase at Town & Country of $29,000 due to an increase in the interest rate from 10% to 11.5%.

Provision for doubtful accounts decreased approximately $21,000 during 1995 at the Mall due to a decrease in the write off of delinquent tenant receivables.

Operations and maintenance increased $312,687 during the year ended December 31, 1995 as compared to the year ended December 31, 1994. The increase is the result of the following: Common area maintenance expense increased approximately $161,000, of which $146,000 was at the Mall and $14,000 was at Amelia Plaza. Leasing commissions increased approximately $65,000 in 1995 as compared to 1994. Of that increase, $55,000 was related to leasing activity at the Mall and the remaining $10,000 was the result of the amortization of deferred lease commissions at Amelia. In addition, marketing expense increased approximately $21,000 at the Mall as a result of the increased marketing and advertising efforts related to the Mall.

Administrative expense decreased from $139,219 for the year ended December 31, 1994 to $118,726 for the year ended December 31, 1995 due to a decrease in legal fees incurred at the Mall in 1995 as compared to 1994.


COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1994 TO FISCAL YEAR ENDED DECEMBER 31, 1993

For the years ended December 31, 1994 and 1993, the Registrant realized rental income from its properties of $2,576,216 and $2,886,729, respectively. The decrease is due to a decrease in rent from Siler City of approximately $211,000 due to the sale of the property in June 1994, a decrease of approximately $125,000 from Town & Country related to the new lease signed in 1994, and an increase in rental income from Amelia of approximately $82,000 which was offset by a decrease in percentage rent at the Mall of approximately $62,000.

The Registrant realized $115,099 and $23,955, respectively in interest and other income during the years ended December 31, 1994 and 1993, respectively. The increase in 1994 is primarily related to interest earned from temporary investment of the sales proceeds of Siler City.

The Registrant incurred interest expense of $1,445,255 and $1,636,778 for the years ended December 31, 1994 and December 31, 1993, respectively. The change in 1994 was due to a decrease of approximately $92,000 for the Mall related to the decrease in the monthly payments remitted (see further discussion at Item
2), a decrease of $46,000 due to the sale of Siler City and the payoff of the mortgage in June and a larger portion of debt service payments which were attributable to principal at Amelia and Town & Country throughout the year.

Amortization expense increased from $36,641 for the year ended December 31, 1993 to $51,738 for the year ended December 31, 1994 due to an increase of amortization expense for loan costs incurred for the modification of the Mall mortgage in 1993.

Depreciation expense decreased from $773,889 for the year end December 31, 1993 to $693,984 for the year end December 31, 1994 primarily due to the sale of Siler City in June 1994 which reduced depreciation expense by approximately $40,000 and an audit adjustment of approximately $39,000 for depreciation expense at the Mall.

Operations and maintenance expense decreased from $358,846 for the year end December 31, 1993 to $279,414 for the year end December 31, 1994 due to a decrease of approximately $21,000 in advertising expense at the Mall, a decrease of $18,000 in building service expense at the Mall, a decrease of $29,000 in common area maintenance expense at the Mall, and a decrease of approximately $10,000 in insurance expense at the Mall.

Net income for the Registrant was $1,842,760 during the year ended December 31, 1994. The significant increase in the net income as compared to 1994 is primarily the result of the gain resulting on the sale of Siler City. The weighted average number of units outstanding during the year was 3,000 resulting in a net income per unit of $608.11.


Net cash provided by operating activities increased in 1994 to $802,250 from $787,943 for the year ended December 31, 1993, primarily due to the gain provided by the sale of Siler City during 1993.

ITEM 8  - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of this report.

ITEM 9  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

    None.


                                    PART III

ITEM 10  - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Registrant has no directors or executive officers. Information as to the directors and executive officers of ISCR are as follows:

             Name            Information about Directors and Executive Officers
             ----            --------------------------------------------------

     J. Christopher Boone    Director and President of ISCR. He is 37 years old.

     James C. Cole, Jr.      Vice President of ISCR.  He is 30 years old.

     Parks H. Dalton         Director of ISCR.  He is 66 years old.

     Michael D. Hearn        Director of ISCR.  He is 43 years old

        Edward C. Ruff       Director of ISCR.  He is 56 years old.

        Robert B. McGuire    Treasurer of ISCR.  He is 48 years old.


     J. Christopher Boone, President of ISCR, was formerly a Vice President of ISCR and is a First Vice President of Interstate/Johnson Lane Corporation ("I/JL"). Prior to joining I/JL in 1984, Mr. Boone was a tax specialist for Coopers & Lybrand, Certified Public Accountants. He received a Bachelor's Degree in Business Administration with an emphasis in accounting from the University of North Carolina at Chapel Hill.

     James C. Cole, Jr., Vice President of ISCR since 1992 and Vice President of I/JL since September 1993. Prior to joining ISCR in 1991, Mr. Cole was a Senior Tax Specialist for Arthur Andersen & Company, Certified Public Accountants. Mr. Cole received a B.S. in Business Administration from the University of North Carolina at Chapel Hill with an emphasis in Accounting.

     Parks H. Dalton was a director of Interstate/Johnson Lane, Inc. (the "Company") from 1985 until his retirement in 1988. He also served as Chief Executive Officer of I/JL from 1968 to 1988, President from 1968 to 1983, and Chairman from 1983 to 1988. In November 1990, he was re-elected Chairman and Chief Executive Officer of I/JL. He was re-elected as a director of the Company in July 1990 and as Chairman and Chief Executive Officer of the Company in September 1990. In 1994, he transferred the duties of Chief Executive Officer to the current President of I/JL and remains Chairman. He is a director of ISCR.

     Edward C. Ruff is a Senior Vice President and the Chief Financial Officer of I/JL and also serves on its Board of Directors. Mr. Ruff has been employed by I/JL since 1976. He is a graduate of the University of San Francisco, with a bachelor's degree in accounting. He is a director of ISCR.

     Robert B. McGuire is Treasurer of ISCR. In addition, he is Senior Vice President and Treasurer for I/JL. Mr. McGuire received a B.A. in Business Administration from Furman University and a Masters in Business Administration from Emory University.

     Michael D. Hearn has served as Secretary and General Counsel of I/JL since 1985. He was elected a Senior Vice President of Interstate in 1978 and a Director in 1986. In May of 1992 he was elected a Director of ISCR. Mr. Hearn received a Bachelor of Science degree in Business Administration and a Juris Doctor from the University of North Carolina at Chapel Hill. He is secretary of ISCR.

ITEM 11  - EXECUTIVE COMPENSATION

     During the fiscal year ended December 31, 1995, the Registrant paid no compensation to the executive officers, directors or partners, of ISCR. See
Item 13 "Certain Relationships and Related Transactions" for a discussion of amounts paid or which may be paid to ISCR for the year ending December 31, 1995.


ITEM 12  - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 1, 1996, ISCR, the sole general partner, owns a 1% interest in net profits and net losses and distributions of distributable cash from operations and sale or refinancing proceeds of the Partnership as set forth in the Partnership Agreement. As of March 1, 1996, the following officer of ISCR owned the following number of LP units of the Registrant:

NAME                     NUMBER OF UNITS       PERCENT OF UNITS SUBSCRIBED FOR:

J. Christopher Boone            4              Less than 1%

ISCR is not aware of any beneficial owners of greater than five percent (5%) of the Limited Partners' Units.


ITEM 13  - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation

ISCR is entitled to compensation, fees and distributions in connection with the acquisition, operations and liquidation stages of the Partnership, all as set forth in the Partnership Agreement. No payments in excess of $60,000 were made to related parties during 1995. See Note 5 of the financial statements attached for detailed disclosure of fees paid to ISCR during the year.

As the sole general partner of the Partnership, ISCR is entitled to the following pursuant to the Partnership Agreement:

(1) A one percent (1%) interest in net profit and net loss of the Partnership and a one percent (1%) interest in distributable cash flow from operations of the Partnership after certain prior distributions to Limited Partners.

(2) A Partnership Management Fee of 10% of the net cash flow for its services in managing the partnership. ISCR has had the right to defer any portion of this fee. Any amount deferred will bear interest at a rate not to exceed 120% of the then applicable Federal Rate as determined under Internal Revenue Code Section 1274 and regulations promulgated thereunder.

(3) Initially a one percent (1%) interest in net cash proceeds resulting from a sale or refinancing until such time as the investors have received a return equal to the amount of their adjusted capital contribution plus a 10% cumulative, annual, non-compounded return thereon, less all prior distributions not a return of capital, then after such return ISCR will be entitled to 15%. After certain adjustments to capital accounts, net profit from a sale is allocated to the partners in the same proportion as the distribution of net cash proceeds from such sale and net loss is allocated 99% to the Limited Partners and one percent (1%) to ISCR.

(4) A Property and Lease Management Fee computed annually not to exceed 5% of annual operating income of the Partnership for services in monitoring each lessee's operation of each lease project. This fee applies only to Town & Country Convalescent Center and Meadowbrook Manor of Siler City prior to its sale in June 1994.

                                    PART IV

ITEM 14  - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

     (a)   1. and 2. The response to this portion of
           Item 14 is submitted as a separate section of this report.

     3.    Exhibits.

           27.  Financial Data Schedule (for SEC use only).

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         MARKETPLACE INCOME PROPERTIES
                         a North Carolina Limited Partnership


                         BY:  ISC Realty Corporation
                              General Partner




                         BY:  /S/ J. Christopher Boone
                              ------------------------
                              J. Christopher Boone
                              President

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:



Signature                         Title                Date
- ---------                         -----                ----


/S/ J. Christopher Boone       Director and           3-27-96
- ------------------------       President of        --------------
J. Christopher Boone           ISC Realty
                               Corporation




/S/ Edward C. Ruff             Director of            3-27-96
- -------------------------      ISC Realty          --------------
Edward C. Ruff                 Corporation





                               Director of
- -------------------------      ISC Realty          --------------
Parks H. Dalton                Corporation





/s/ Michael D. Hearn           Director of            3-27-96
- -------------------------      ISC Realty          --------------
Michael D. Hearn               Corporation




                                                                       EXHIBIT F
                         MARKETPLACE INCOME PROPERTIES
                            (A Limited Partnership)

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                              [Item 14(a)1 and 2]



                                                            Pages
                                                            -----
Report of Independent Public Accountants                   F-1-F-2

Financial Statements:

 Balance sheets at December 31,
   1995 and 1994                                               F-3

 Statements of operations for the years ended
   December 31, 1995, 1994, and 1993                           F-4

 Statements of partners' capital for the
   years ended December 31, 1995, 1994, and 1993               F-5

 Statements of cash flows for the years
   ended December 31, 1995, 1994, and 1993                     F-6

 Notes to financial statements                            F-7-F-13

Financial Statement Schedules:

 Schedule III - Real estate and accumulated depreciation
   for the year ended December 31, 1995                       F-14


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

MARKETPLACE INCOME PROPERTIES

ANNUAL REPORT ON FORM 10-K
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1995, 1994 AND 1993
TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Marketplace Income Properties:

We have audited the accompanying consolidated balance sheets of Marketplace Income Properties as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marketplace Income Properties as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Charlotte, North Carolina,
  February 9, 1996.

                         MARKETPLACE INCOME PROPERTIES

           CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1995 AND 1994


                   ASSETS                          1995          1994
                   ------                        ---------     ---------
RENTAL PROPERTIES, at cost (Note 2):
  Land and land improvements                    $ 3,873,911   $ 3,873,911
  Buildings and building improvements            22,016,181    20,456,387
  Furniture and equipment                           410,143       410,143
                                                -----------   -----------
                                                 26,300,235    24,740,441
  Accumulated depreciation                       (6,101,961)   (5,404,224)
                                                -----------   -----------
      Rental properties, net                     20,198,274    19,336,217
CASH AND CASH EQUIVALENTS                           522,598     1,258,117
RESTRICTED CASH                                      80,482        64,553
CASH ON DEPOSIT WITH LENDER (Note 3)                      0     1,401,571
RENTS RECEIVABLE                                    104,794       118,036
DEFERRED ASSETS, net of accumulated
  amortization of $114,265 in 1995 and
  $211,047 in 1994                                  225,017       194,964
OTHER ASSETS                                         87,568        69,694
                                                -----------   -----------
                                                $21,218,733   $22,443,152
                                                ===========   ===========
      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------

MORTGAGE NOTES PAYABLE (Note 3)                 $12,310,526   $15,705,327
ACCOUNTS PAYABLE AND ACCRUED EXPENSES               263,908       216,567
PAYABLES TO GENERAL PARTNERS AND AFFILIATES          60,391        22,318
OTHER LIABILITIES                                    38,156        46,141
                                                -----------   -----------
      Total liabilities                          12,672,981    15,990,353
                                                -----------   -----------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)
MINORITY INTEREST                                    26,501        27,675
                                                -----------   -----------
PARTNERS' CAPITAL:
  General partners                                  108,141        86,829
  Limited partners                                8,411,110     6,338,295
                                                -----------   -----------
      Total partners' capital                     8,519,251     6,425,124
                                                -----------   -----------
                                                $21,218,733   $22,443,152
                                                ===========   ===========


         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MARKETPLACE INCOME PROPERTIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                1995          1994           1993
                                             ----------    ----------      ----------
REVENUE:
  Rental income                              $2,225,534    $2,576,216      $2,886,729
  Interest and other income                      79,002       115,099          23,955
                                             ----------    ----------      ----------
      Total revenue                           2,304,536     2,691,315       2,910,684
                                             ----------    ----------      ----------
OPERATING EXPENSES:
  Interest                                    1,112,734     1,445,255       1,636,778
  Depreciation                                  697,737       693,984         773,889
  Amortization                                   55,413        51,738          36,641
  Provision for doubtful accounts                11,727        32,454          23,974
  Operations and maintenance                    592,101       279,414         358,846
  Administrative                                118,726       139,219         143,093
                                             ----------    ----------      ----------
      Total operating expenses                2,588,438     2,642,064       2,973,221
                                             ----------    ----------      ----------
OPERATING INCOME (LOSS)                        (283,902)       49,251         (62,537)
MINORITY INTEREST                                 1,174          (873)         (2,133)
GAIN ON SALE OF RENTAL PROPERTY (Note 2)              0     1,794,382               0
EXTRAORDINARY GAIN ON EXTINGUISHMENT OF
  LONG-TERM DEBT (Note 3)                     2,413,950             0               0
                                             ----------    ----------      ----------
NET INCOME (LOSS)                            $2,131,222    $1,842,760      $  (64,670)
                                             ==========    ==========      ==========
NET INCOME (LOSS) ALLOCATED TO GENERAL
  PARTNERS                                   $   21,312    $   18,428      $     (647)
                                             ==========    ==========      ==========
NET INCOME (LOSS) ALLOCATED TO LIMITED
  PARTNERS                                   $2,109,910    $1,824,332      $  (64,023)
                                             ==========    ==========      ==========
NET INCOME (LOSS) PER LIMITED PARTNER
  UNIT (Note 1)                              $   703.30    $   608.11      $   (21.34)
                                             ==========    ==========      ==========

         The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                         MARKETPLACE INCOME PROPERTIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                    GENERAL         LIMITED
                                    PARTNERS       PARTNERS       TOTAL
                                    --------      ----------     ---------
BALANCE, December 31, 1992          $ 69,048      $5,327,986    $5,397,034
  Net loss                              (647)        (64,023)      (64,670)
                                    --------      ----------    ----------
BALANCE, December 31, 1993            68,401       5,263,963     5,332,364
  Net income                          18,428       1,824,332     1,842,760
  Cash distributions                       0        (750,000)     (750,000)
                                    --------      ----------    ----------
BALANCE, December 31, 1994            86,829       6,338,295     6,425,124
  Net income                          21,312       2,109,910     2,131,222
  Cash distributions                       0         (37,095)      (37,095)
                                    --------      ----------    ----------
BALANCE, December 31, 1995          $108,141      $8,411,110    $8,519,251
                                    ========      ==========    ==========


          The accompanying notes to consolidate financial statements are an integral part of these statements.

                         MARKETPLACE INCOME PROPERTIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                           1995            1994             1993
                                                        -----------     ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $ 2,131,222     $ 1,842,760     $ (64,670)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities-
    Extraordinary gain on extinguishment of
      long-term debt                                    (2,413,950)              0             0
    Gain on sale of rental property                              0      (1,794,382)            0
    Depreciation and amortization                          753,150         745,722       810,530
    Provision for doubtful accounts                         11,727          32,454        23,974
    Minority interest                                       (1,174)            873         2,133
    (Increase) decrease in rent receivable                   1,515         (23,184)       35,074
    Other, net                                              43,627          (1,993)      (19,098)
                                                       -----------     -----------     ---------
      Net cash provided by operating
         activities                                        526,117         802,250       787,943
                                                       -----------     -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Improvements to rental properties, net                (1,559,794)         (5,249)       (3,110)
  Cash proceeds from sale of rental property, net                0       4,340,167             0
                                                       -----------     -----------     ---------
      Net cash provided by (used in) investing
         activities                                     (1,559,794)      4,334,918        (3,110)
                                                       -----------     -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt                                      (915,174)     (1,999,599)     (538,278)
  Decrease (increase) in cash on deposit with lender     1,401,571      (1,401,571)            0
  Payment of loan closing costs                           (151,144)              0      (183,557)
  Cash distributions paid to limited partners              (37,095)       (750,000)            0
                                                       -----------     -----------     ---------
      Net cash provided by (used in) financing
         activities                                        298,158      (4,151,170)     (721,835)
                                                       -----------     -----------     ---------
NET INCREASE (DECREASE) IN CASH                           (735,519)        985,998        62,998
CASH AND CASH EQUIVALENTS, beginning of year             1,258,117         272,119       209,121
                                                       -----------     -----------     ---------
CASH AND CASH EQUIVALENTS, end of year                 $   522,598     $ 1,258,117     $ 272,119
                                                       ===========     ===========     =========

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                        MARKETPLACE INCOME PROPERTIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1995, 1994 AND 1993

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

Marketplace Income Properties (the Partnership) was formed on November 27, 1985, under the North Carolina Uniform Limited Partnership Act. The Partnership was formed for the purpose of acquiring, owning, leasing and operating real property and improvements existing thereon. ISC Realty Corporation (ISC) and Benton Investment Company (Benton) were the general partners. William G. Benton was the initial limited partner. Effective January 1, 1993, ISC purchased the general partner interest of Benton. The Partnership will be terminated upon the occurrence of certain events as defined in the limited partnership agreement but, in any event, no later than December 31, 2016.

Limited partner units were sold at $5,000 per unit ($2,500 per one-half unit) (3,000 units) for a total of $15,000,000.

Under the terms of the partnership agreement, net income (loss) of the Partnership is allocated 99% to the limited partners and 1% to the general partner. Distributions are to be made (99% to limited partners and 1% to general partner) semiannually, or more frequently in the discretion of the general partner provided, however, that the Partnership generates distributable cash flow as defined by the limited partnership agreement. Distributions of $37,095 and $750,000 were made to the limited partners during 1995 and 1994, respectively. No distributions to partners were declared during 1993.

Upon the sale, refinance or disposition of the partnership property, the partnership agreement specifies certain allocations of net proceeds and taxable gain or loss from the transaction.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Marketplace Income Properties and its subsidiary, Marketplace Income Properties of Florida, collectively referred to as the "Partnership." All significant intercompany transactions have been eliminated in consolidation.

RENTAL PROPERTIES

The Partnership owns shopping centers and nursing home properties which are recorded at cost. Depreciation is provided on a straight-line basis over the estimated economic useful lives of the assets as follows:

            Land improvements                          10 years
            Buildings and building improvements  35 to 40 years
            Furniture and equipment               5 to 10 years

DEFERRED ASSETS

Deferred assets consist of deferred loan costs and deferred acquisition costs incurred in connection with the purchase of rental properties. Deferred loan costs are being amortized over the terms of the respective loans. Deferred acquisition costs are being amortized on a straight-line basis over a period of 40 years.

SYNDICATION COSTS

Certain fees and expenses relating to the sale of limited partnership units paid to affiliates of the general partner were charged against partners' equity.

INCOME TAXES

Under current income tax laws, income or loss of partnerships is included in the income tax returns of the partners. Accordingly, no provision has been made for federal or state income taxes in the accompanying financial statements.

The tax returns of the Partnership are subject to examination by federal and state taxing authorities. If such examinations occur and result in changes with respect to the Partnership's qualification or in changes to partnership income or loss, the tax liability of the partners would be changed accordingly.

NET INCOME (LOSS) PER LIMITED PARTNER UNIT

Net income (loss) per limited partner unit is calculated based on the weighted average number of units outstanding during the period (3,000 in 1995, 1994 and 1993).

RESTRICTED CASH

Restricted cash consists of tenant security deposits and certain escrowed funds at December 31, 1995 and 1994.

PERVASIVENESS OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the value.

      Cash and Cash Equivalents - The carrying amount approximates fair value because of the short maturity of these instruments.

      Long-term Debt - The fair value of the Partnership's long-term debt approximates its carrying value.

2.  RENTAL PROPERTIES:

Marketplace Mall was acquired effective January 30, 1986. The property consists of a 177,600 square foot enclosed shopping mall with an adjacent 20,576 square foot cinema complex located in Winston-Salem, North Carolina. The purchase price of $14,100,000, excluding closing costs, was partially funded by a $9,500,000 mortgage note payable.

Mount Pilot Shopping Center was acquired effective October 1, 1986. The property consists of a 38,650 square foot shopping center located in Pilot Mountain, North Carolina. The purchase price of $1,600,000, excluding closing costs, was funded entirely from partners' capital.

Amelia Plaza Shopping Center was acquired effective November 30, 1987. The property consists of a 91,952 square foot shopping center located in Fernandina Beach, Florida. The purchase price of $5,550,000, excluding closing costs, was partially funded by a $4,175,000 mortgage note payable.

On August 1, 1987, the Partnership acquired a 99% interest in Marketplace Income Properties of Florida (d/b/a Town and Country Convalescent Center). The property is a 120-bed skilled and intermediate care nursing home located in Tampa, Florida. The facility is operated by an unrelated third party under a triple net lease. The purchase price of $4,930,000, excluding closing costs, was partially funded by a $3,300,000 mortgage note payable.

Country Forest Manor was acquired effective October 20, 1987. The property is a 160-bed skilled and intermediate care nursing home located in Siler City, North Carolina. The facility is operated by an unrelated third party under a triple net lease. The purchase price of $2,989,280, excluding closing costs, was partially funded by a $1,650,000 mortgage note payable. Effective June 30, 1994, the Partnership sold Country Forest Manor to an unrelated third party for a purchase price of $4,522,051, less certain closing costs. The sale resulted in a gain to the Partnership of $1,794,382 which has been included in the accompanying consolidated statements of operations. Country Forest Manor was one of five nursing homes acquired for a lump-sum purchase price. ISC served as general partner for the partnerships which owned the five properties prior to sale. ISC allocated the lump-sum purchase price to the individual nursing homes based on estimated fair market value at the time of sale. Country Forest Manor's total revenue was approximately $233,000 and $422,000, while total operating expenses were approximately $134,000 and $218,000 during 1994 and 1993, respectively.

3.  MORTGAGE NOTES PAYABLE:

The Partnership's debt consists of the following at December 31:



                                                                           1995                          1994
                                                                        ----------                   -----------

Mortgage note payable, bearing interest at 8.35%, due
 June 30, 1998.  The note is payable in monthly
 installments of $17,521, plus accrued interest.
 The note is secured by a deed of trust on Marketplace
 Mall and by the assignment of leases and rents                        $ 5,664,958                   $         0

Mortgage note payable, bearing interest at 8%, payable
 interest only until maturity on February 1, 1998.  This note, which was refinanced during 1995, was secured by a deed of
 trust on Marketplace Mall and by the assignment of leases
 and rents                                                                       0                     7,337,880

Mortgage note payable, bearing interest at 9.56%, due
 February 1, 1998.  This note, which was refinanced during 1995, was secured by a deed of trust on Marketplace Mall and by the
 assignment of leases and rents                                                  0                     1,541,023

Mortgage note payable, bearing interest at 8.25%, due
 October 1, 1998.  Additional interest may result from a staged equity participation with the lender.  The note is payable in monthly payments of principal and interest of $39,000 based on a
 15-year amortization.  This note is secured by a deed of trust on
 Amelia Plaza Shopping Center                                            3,705,643                     3,856,266

Mortgage note payable, bearing interest at 10%, which matured in
 1994.  The note was renewed in June 1995, and now bears interest at
 11.5% and is due in monthly installments of $29,991 (based on a
 25-year amortization) through January 1, 2002.   This note is
 nonrecourse and is secured by a deed of trust on Town and Country
 Convalescent Center                                                   $ 2,939,925                   $ 2,970,158
                                                                       -----------                   -----------
                                                                       $12,310,526                   $15,705,327
                                                                       ===========                   ===========

The Partnership paid interest of $1,151,956, $1,422,096, and $1,621,913 for the years ended December 31, 1995, 1994 and 1993, respectively.

A portion of the note secured by Marketplace Mall is guaranteed by an affiliate of the general partner. The partnership compensates the guarantor 2% of the average annual outstanding balance of the note. This fee amounted to $20,073 during 1995.

Future maturities of mortgage notes payable are as follows:

                             1996          $   395,973
                             1997              413,783
                             1998            8,636,385
                             1999               31,520
                             2000               35,343
                             Thereafter      2,797,522
                                           -----------
                                           $12,310,526
                                           ===========

Effective December 16, 1994, the Partnership entered into an agreement with the lender to modify both mortgage notes secured by deeds of trust on Marketplace Mall. Terms of the modification required that all net operating income, as defined in the modification agreement, of Marketplace Mall be applied toward principal and interest of the outstanding debt. The modification further provided for a discounted prepayment of both notes for $6,300,000, plus accrued interest. In addition, the Partnership was required to maintain $1,400,000 in an escrow account to fund certain improvements planned for Marketplace Mall.

During July 1995, the mortgage notes were refinanced through another lender. The Partnership was required to pay $6,300,000 to satisfy both obligations; $5,500,000 of which was funded through a new mortgage note and the remaining $800,000 paid for with cash on hand. Later in 1995, an additional $200,000 was drawn on this note to be used by the Partnership to fund certain capital improvements. An additional $100,000 may be borrowed subject to certain leasing requirements specified by the lender. The discounted prepayment resulted in a gain, net of related deferred loan costs, to the Partnership of $2,413,950, which is presented as an extraordinary item in the accompanying consolidated statement of operations.

4.  LEASES:

The Partnership leases its rental properties under operating leases with initial terms that expire from 1996 through 2007. The nursing home and shopping center leases are primarily net leases which require the lessee to pay substantially all operating, maintenance and repairs, and insurance and taxes on the leased property. Related expenses have been recorded net of such tenant reimbursements. The Partnership may receive additional rental income if tenant sales are in excess of stipulated amounts. Overage rents were $31,834, $17,841 and $88,479 for the years ended December 31, 1995, 1994 and 1993, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 1995, are as follows:

                            1996          $2,194,744
                            1997           2,043,958
                            1998           1,857,172
                            1999           1,532,497
                            2000           1,230,736
                            Thereafter     6,323,587
                                         -----------
                                         $15,182,694
                                         ===========

Approximately 14% of the rental property is leased to one tenant under a lease that expires in 2005. Approximately 13% of the rental property is leased to another tenant under a lease that expires in 2006. In addition, the Partnership received rental income of $415,900 in 1994, and $673,760 in 1993 from one lessee, Advocare of Florida, under sublease from Hillhaven Corporation. Hillhaven Corporation elected not to renew this lease upon its expiration in 1994. A new lease was signed with Advocare of Florida, Inc. in 1994 with a 10-year term that provides for base rent of $360,000 per year, plus supplemental rents, as defined in the lease agreement. The Partnership received rental income of $360,000 in 1995 and $120,000 in 1994 from Advocare of Florida, Inc.

5.  RELATED-PARTY TRANSACTIONS:

The Partnership incurs certain costs and expenses related to services provided by its general partner and their affiliates. These costs and expenses were as follows for the years ended December 31, 1995, 1994 and 1993:

                                         1995       1994       1993
                                       --------  --------     -------
Sales commission - ISC                 $      0  $113,051     $     0
Lease management fees - ISC              18,000    35,928      54,767
Overhead reimbursement charge - ISC      50,000    50,000      50,000
Loan placement fees - ISC                     0         0      16,800
Loan guarantee fees - ISC (Note 3)       20,073         0           0
Lease commission - ISC                   45,000         0           0
                                       ========  ========     =======

6.  RECONCILIATION OF FINANCIAL STATEMENT INCOME (LOSS) TO TAXABLE INCOME
    (LOSS):

A reconciliation of financial statement and taxable income (loss) allocated to the limited partners follows:


                                                      1995        1994         1993
                                                   ----------  ----------    ---------
Financial statement net income (loss)              $2,131,222  $1,842,760   $  (64,670)
Add (deduct)-
  Depreciation and amortization deducted for
    income tax purposes                              (219,916)   (271,936)    (368,007)
  Minority interest in subsidiary                    (127,230)    107,697      (15,762)
  Tax greater than book gain on sale of assets              0     203,427            0
  Unearned rent income                                (10,180)     30,815            0
  Bad-debt expense                                          0     (23,416)           0
  Property taxes accrued                              (14,790)     18,928            0
  Write-off of deferred loan costs for book
    not tax                                            65,677           0            0
                                                   ----------  ----------   ----------
Taxable income (loss)                              $1,824,783  $1,908,275   $ (448,439)
                                                   ==========  ==========   ==========
Weighted average number of units outstanding            3,000       3,000        3,000
                                                   ==========  ==========   ==========

7.  SALE OF TOWN AND COUNTRY CONVALESCENT CENTER:

The Partnership has entered into a contract to sell Town and Country Convalescent Center for $3,935,000, subject to certain conditions and approvals required by the contract. The net carrying value of Town and Country Convalescent Center was $3,623,207 at December 31, 1995.

8.  CONTINGENCIES:

The Partnership has been named as a defendant in a lawsuit arising out of its normal course of business. In the opinion of the general partner, after consultation with legal counsel, the outcome of this lawsuit will not have a material adverse affect on the financial position or results of operations of the Partnership.

                                                                    SCHEDULE III

                        MARKETPLACE INCOME PROPERTIES

            SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION

                     FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                       Costs Capitalized
                                                 Initial Cost to Company            Subsequent to Acquisition
                                             --------------------------------    -------------------------------
                                               Land and        Buildings and                          Carrying
   Description           Encumbrances         Improvements      Improvements      Improvements          Costs
- -------------------     --------------        ------------     --------------    --------------      -----------
Shopping mall and
  theater, Winston-
  Salem, North Carolina   $ 5,664,958          $2,483,199        $12,081,900         $2,182,828      $(2,605,379)
Shopping center, Pilot
  Mountain, North
  Carolina                          0             102,211          1,558,719                  0                0
Nursing home, Tampa,
  Florida                   2,939,925             360,918          4,218,229                  0                0
Shopping Center, Amelia
Island, Florida             3,705,643           1,292,400          4,536,021             89,189                0
                          -----------          ----------        -----------         ----------      -----------
                          $12,310,526          $4,238,728        $22,394,869         $2,272,017      $(2,605,379)
                          ===========          ==========        ===========         ==========      ===========



                              Gross Amount at Which Carried at                                                  Life on Which
                                      Close of Period                                                            Depreciation
                           --------------------------------------                                                 in Latest
                             Land and    Buildings and                 Accumulated     Date of      Date of    Income Statement
  Description              Improvements   Improvements     Total       Depreciation  Construction  Acquired     is Capitalized
- ---------------            ------------  -------------    -------      ------------  ------------  --------    -----------------
Shopping mall and
 theater, Winston-
 Salem, North Carolina      $2,108,540    $12,034,008    $14,142,548    $3,535,524       N/A       01/30/86       5 and 40 years
Shopping center, Pilot
 Mountain, North
  Carolina                     102,211      1,558,719      1,660,930       360,464       N/A       10/01/86             40 years
Nursing home, Tampa,
  Florida                      360,918      4,218,229      4,579,147       955,940       N/A       08/01/87      10 and 40 years
Shopping Center, Amelia
  Island, Florida            1,302,242      4,615,368      5,917,610     1,250,033       N/A       11/30/87      10 and 40 years
                            ----------    -----------    -----------    ----------
                            $3,873,911    $22,426,324    $26,300,235    $6,101,961
                            ==========    ===========    ===========    ==========


The activity in rental properties and related accumulated depreciation for the year ended December 31, 1995, is summarized as follows:

Balance, December 31, 1992  $3,950,081    $23,910,516    $27,860,597    $4,519,605
  Additions                          0         (3,110)        (3,110)            0
  Depreciation                       0              0              0       773,889
                            ----------    -----------    -----------    ----------
Balance December 31, 1993    3,950,081     23,907,406     27,857,487     5,293,494
  Additions                    (19,811)        25,060          5,249             0
  Depreciation                       0              0              0       693,984
  Sale of rental property      (56,359)    (3,065,936)    (3,122,295)     (583,254)
                            ----------    -----------    -----------    ----------
Balance, December 31, 1994   3,873,911     20,866,530     24,740,441     5,404,224
  Additions                          0      1,559,794      1,559,794             0
  Depreciation                       0              0              0       697,737
                            ----------    -----------    -----------    ----------
Balance, December 31, 1995  $3,873,911    $22,426,324    $26,300,235    $6,101,961
                            ==========    ===========    ===========    ==========

Note: Aggregate cost for federal income tax purposes is $24,326,467 at December 31, 1995.