Form 10-Q
period 1996-03-31
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1996-05-15
CIK 784508

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark one)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from  to

                        Commission file number: 33-1889
                                                -------
      MARKETPLACE INCOME PROPERTIES, A NORTH CAROLINA LIMITED PARTNERSHIP
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                                           56-1493986
        --------------                                       ---------------
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

                                Yes  X      No
                                    -----      -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      3,000 limited partnership units outstanding as of April 30, 1996

                   Page 1 of 9 sequentially numbered pages

                         MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND DECEMBER 31, 1995


                                                    March 31,     December 31,
                                                      1996           1995
                                                   (unaudited)
                                                   -----------    -----------
          ASSETS
Rental Properties (at cost):
  Land and improvements                            $ 3,844,259    $ 3,873,911
  Buildings                                         22,116,004     22,016,181
  Furniture and equipment                              410,143        410,143
                                                   -----------    -----------
                                                    26,370,406     26,300,235
  Accumulated depreciation                          (6,256,630)    (6,101,961)
                                                   -----------    -----------
                                                    20,113,776     20,198,274

Cash and cash equivalents                              440,769        522,598
Restricted Cash                                         95,069         80,482
Accounts Receivable                                     28,894        104,794
Net Deferred Loan and Acquisition Costs                211,164        225,017
Other                                                   99,773         87,568
                                                   -----------    -----------
                                                    20,989,445     21,218,733
                                                   ===========    ===========
          LIABILITIES AND PARTNERS' CAPITAL

Debt                                                12,212,480     12,310,526
Payables to general partners and affiliates             60,391         60,391
Other liabilities                                      272,840        302,064
                                                   -----------    -----------
                                                    12,545,711     12,672,981

Minority interest                                       26,287         26,501

Partners' capital:
  General partners                                     107,123        108,141
  Limited partners                                   8,310,324      8,411,110
                                                   -----------    -----------
                                                   $20,989,445    $21,218,733
                                                   ===========    ===========


   The accompanying notes are an integral part of the financial statements

                         MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (unaudited)



                                          Three             Three
                                         Months            Months
                                          Ended             Ended
                                        March 31,         March 31,
                                          1996              1995
                                        ---------          --------
Income:
  Rent                                  $ 734,104          $706,186
  Interest and other                        5,292            26,805
                                        ---------          --------
                                          739,396           732,991

Expenses:
  Interest                                280,007           368,765
  Depreciation                            154,669           171,709
  Amortization                             13,853            14,172
  Operations and maintenance              217,348           195,308
  Professional fees                        22,949            12,873
  Legal Fees                              118,774             7,595
  Administrative and Other                 33,814            26,875
                                        ---------          --------
                                          841,414           797,297

Income before minority interest          (102,018)          (64,306)

Minority interest                            (214)             (242)
                                        ---------          --------
Net income (loss)                       $(101,804)         $(64,064)
                                        =========          ========



   The accompanying notes are an integral part of the financial statements

                         MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                  (unaudited)




                                    General    Limited
                                    Partners   Partners      Total
                                   --------   ----------   ----------
Balance, December 31, 1994         $ 86,829   $6,338,295   $6,425,124
Net loss for the period                (641)     (63,423)     (64,064)
Balance, March 31, 1995                   0      (37,092)     (37,092)
                                   --------   ----------   ----------
                                   $ 86,188   $6,237,780   $6,323,968
                                   ========   ==========   ==========

Balance, December 31, 1995         $108,141   $8,411,110   $8,519,251
Net loss for the period              (1,018)    (100,786)    (101,804)
                                   --------   ----------   ----------
Balance, March 31, 1996            $107,123   $8,310,324   $8,417,447
                                   ========   ==========   ==========


   The accompanying notes are an integral part of the financial statements

                         MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                  (unaudited)

                                                                         Three Months    Three Months
                                                                             Ended           Ended
                                                                        March 31, 1996  March 31, 1995
                                                                        --------------  --------------
Net Loss                                                                  $(101,804)     $  (64,064)
                                                                          ---------      ----------
Adjustments to reconcile net income to net cash provided by operations:
  Decrease (Increase) in accounts receivable                                 75,900         (32,135)
  Depreciation                                                              154,669         171,709
  Amortization                                                               13,853          14,172
  Minority Interest                                                            (214)           (242)
  Increase in other assets                                                  (26,792)        (87,064)
  Increase (Decrease) in accrued liabilities                                (29,224)        152,393
                                                                          ---------      ----------
  Total adjustments                                                         188,192         218,833
                                                                          ---------      ----------
  Net cash provided by operating activities                                  86,388         154,769

Cash flows from investing activities:
  Improvements in rental properties                                         (70,171)        (57,486)
                                                                          ---------      ----------
  Net cash used by investing activities                                     (70,171)        (57,486)

Cash flows from financing activities:
  Repayments of debt                                                        (98,046)        (53,073)
  Distributions to limited partners                                               0         (37,092)
  Increase in deposits with lender                                                0         (10,928)
  Increase in deferred loan costs                                                 0         (23,923)
                                                                          ---------      ----------
  Net cash used by financing activities                                     (98,046)       (125,016)

Net decrease in cash and cash equivalents                                   (81,829)        (27,733)
Cash and cash equivalents at beginning of period                            522,598       1,258,117
                                                                          ---------      ----------
Cash and cash equivalents at end of period                                $ 440,769      $1,230,384
                                                                          =========      ==========

   The accompanying notes are an integral part of the financial statements

                         MARKETPLACE INCOME PROPERTIES,
                      A NORTH CAROLINA LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Marketplace Income Properties, A North Carolina Limited Partnership (the "Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the three month period ended March 31, 1996 The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 1995 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results for a full year.

         1.  PARTNERSHIP MATTERS AND SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986 and will continue until December 31, 2015 unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at April 30, 1996 was 776. ISC Realty Corporation is the sole general partner.

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

                        2.  RELATED PARTY TRANSACTIONS

The general partner earned $4,500 for managing leases on the Partnership's nursing home property during the three months ended March 31, 1996, and for the three months ended March 31, 1995. Amounts earned by the general partner for the reimbursement of expenses of operating the Partnership was $12,500 for the three months ended March 31, 1995 and $8,333 for the three months ended March 31, 1996.

In addition, the general partner was paid $9,975 for guaranteeing the mortgage on the Mall, for the three months ended March 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $440,769 at March 31, 1996, down from $522,598 at December 31, 1995.

The Registrant feels that these funds should be maintained as a reserve for the cost of operating and maintaining the properties.


RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 1996 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

The Partnership had a net loss of $101,804 for the three months ended March 31, 1996 compared to a net loss of $64,064 for the same period of 1995. Rental income increased from $706,186 for the three months ended March 31, 1995 to $734,104 for the three months ended March 31, 1996. The increase is the result of higher occupancy at the Mall and the rent received from Hamrick's.

Interest income decreased from $26,805 for the three months ended March 31, 1995 to $5,292 for the three months ended March 31, 1996 as a result of lower cash reserves earning interest.

Interest expense for the three months ended March 31, 1996 was $280,007 compared with $368,765 for the same period of 1995. The decrease in 1996 as compared to 1995 was primarily due to the refinancing of the mortgage on the Mall.

Depreciation expense decreased from $171,709 for the three months ended March 31, 1995 to $154,699 for the three months ended March 31, 1996 as a result of several assets becoming fully depreciated.

Administrative and other expenses increased $6,939 to $33,814 when compared to the three months ended March 31, 1995. The increase was the result of the guarantee fee associated with the new Mall mortgage obtained in the third quarter of 1995.

Legal expense increased from $7,595 to $118,774 as a result of legal costs and settlement expenses from litigation associated with the sale of Town & Country Convalescent Center. This litigation is further discussed in Part II, Item 1.

Operations and maintenance expense increased 11.28% of $22,040 compared to the same period in 1995. Approximately $11,000 of this difference relates to snow removal costs from the unusually harsh winter. The remainder is made up of an increase in management fees associated with the higher rental income and an increase in common area maintenance costs.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In August, 1995, the Partnership entered into a contract with an unaffiliated party to sell Town & Country Nursing Home at a price of $3,935,000. Advocare of Florida, the current lessee, had a right of first refusal to purchase the home at the same terms and conditions and exercised this option. The Registrant considered the original third party's purchase contract canceled upon Advocare of Florida exercising their right of first refusal. Advocare failed to meet certain requirements necessary to close the sale and the contract with Advocare was canceled. Subsequently, the contract with Advocare was reinstated and was anticipated to close by January 1996. In late 1995, the unaffiliated party initiated a lawsuit against the Registrant for breach of contract.

During the first quarter of 1996, the Partnership agreed to settle litigation arising from the sale of Town & Country Convalescent Center. The Partnership has agreed to sell Town & Country to Advocare, the lessee, and expects to close the sale by July 31, 1996. The sale price is $3,935,000.

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


DATE:        MAY 10, 1996
             ------------