Form 10-Q
period 1996-06-30
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1996-08-13
CIK 784508

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC 20549
(Mark one)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                     OR

     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

                       Commission file number: 33-1889

     MARKETPLACE INCOME PROPERTIES, A NORTH CAROLINA LIMITED PARTNERSHIP
     -------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             North Carolina                             56-1493986
   -------------------------------                  -------------------
   (State of other jurisdiction of                   (I.R.S. Employer
            or organization)                        Identification No.)

                              Interstate Tower
                                P.O. Box 1012
                          Charlotte, NC 28201-1012
                  ----------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                                704/379-9164
            ----------------------------------------------------
            (Registrant's telephone number, including area code)

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

                                Yes   X   No
                                    -----    ------

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       5,000 limited partnership units outstanding as of July 24, 1996

                  Page 1 of 10 sequentially numbered pages

                         MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995


                                              June 30,
                                                1996       December 31,
                                            (unaudited)       1995
                                            -----------    -----------
          ASSETS
Rental Properties (at cost):
  Land and improvements                     $ 3,844,259    $ 3,873,911
  Buildings                                  22,117,464     22,016,181
  Furniture and equipment                       410,143        410,143
                                            -----------    -----------
                                             26,371,866     26,300,235
  Accumulated depreciation                   (6,405,013)    (6,101,961)
                                            -----------    -----------
                                             19,966,853     20,198,274

Cash and cash equivalents                       552,940        522,598
Restricted Cash                                 121,576         80,482
Accounts Receivable                               1,190        104,794
Net Deferred Loan and Acquisition Costs         200,153        225,017
Other                                            75,880         87,568
                                            -----------    -----------
                                            $20,918,592    $21,218,733
                                            ===========    ===========


          LIABILITIES AND PARTNERS' CAPITAL
Debt                                        $12,114,259    $12,310,526
Payables to general partners and affiliates      60,391         60,391
Other liabilities                               263,700        302,064
                                            -----------    -----------
                                             12,438,350     12,672,981

Minority interest                                26,023         26,501

Partners' capital:
  General partners                              107,504        108,141
  Limited partners                            8,346,728      8,411,110
                                            -----------    -----------
                                              8,454,219      8,519,251
                                            -----------    -----------
                                            $20,918,592    $21,218,733
                                            ===========    ===========




    The accompanying notes are an integral part of the financial statements

                         MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (unaudited)



                                                             Three            Three               Six                Six
                                                            Months            Months            Months             Months
                                                             Ended            Ended              Ended              Ended
                                                           June 30,          June 30,          June 30,           June 30,
                                                             1996             1995               1996               1995
                                                           --------          --------         ----------         ----------
Income:
  Rent                                                     $650,462         $ 581,426         $1,384,566         $1,287,612
  Interest and other                                         38,645            28,573             43,937             55,378
                                                           --------         ---------         ----------         ----------
                                                            689,107           609,999          1,428,503          1,342,990


Expenses:
  Interest                                                  279,050           304,475            559,057            673,240
  Depreciation                                              148,384           170,917            303,053            342,626
  Amortization                                               11,010            13,854             24,863             28,026
  Operations and maintenance                                152,747           256,668            370,095            458,002
  Professional fees                                               0             6,093             22,949             26,561
  Legal fees                                                 24,080             1,389            142,854              4,528
  Administrative and other                                   37,329            19,787             71,143             43,523
                                                           --------         ---------         ----------         ----------
                                                            652,600           773,183          1,494,014          1,576,506

Income before minority interest                              36,507          (163,184)           (65,511)          (233,516)

Minority interest                                              (265)              113               (479)              (129)
                                                           --------         ---------         ----------         ----------
Net income (loss)                                          $ 36,772         $(163,297)        $  (65,032)        $ (233,387)
                                                           ========         =========         ==========         ==========




    The accompanying notes are an integral part of the financial statements

                         MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                  CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (unaudited)




                                                General            Limited
                                                Partners           Partners              Total
                                                --------           ---------          -----------

Balance, December 31, 1994                      $ 86,829          $6,338,295           $6,425,124
Net income for the period                         (2,334)           (231,053)            (233,387)
Distributions                                          0             (37,092)             (37,092)
                                                --------          ----------           ----------
Balance, June 30, 1995                          $ 84,495          $6,070,150           $6,154,645
                                                ========          ==========           ==========


Balance, December 31, 1995                      $108,141          $8,411,110           $8,519,251
Net loss for the period                             (650)            (64,382)             (65,032)
Distributions                                          0                   0                    0
                                                --------           ---------           ----------
Balance, June 30, 1996                          $107,491          $8,346,728           $8,454,219
                                                ========          ==========           ==========




    The accompanying notes are an integral part of the financial statements

                         MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                  (unaudited)

                                                                        Six Months            Six Months
                                                                           Ended                 Ended
                                                                       June 30, 1996         June 30, 1995
                                                                       -------------         -------------
Net Income                                                                 $(65,032)          $ (233,387)
                                                                           --------           ----------

Adjustments to reconcile net income to net cash provided by operations:
  Decrease in accounts receivable                                           103,604              102,560
  Depreciation                                                              303,053              342,626
  Amortization                                                               24,863               28,026
  Minority Interest                                                            (478)                (129)
  Other                                                                     (29,406)             404,894
  Increase in accrued liabilities                                           (38,364)             217,997
  Increase in deferred loan costs                                                 0              (77,429)
                                                                           --------           ----------
    Total adjustments                                                       363,272            1,018,545
                                                                           --------           ----------
    Net cash provided by operating activities                               298,240              785,158

Cash flows from investing activities:
  Improvements in rental properties                                         (71,631)            (574,482)
                                                                           --------           ----------
    Net cash used by investing activities                                   (71,631)            (574,482)

Cash flows from financing activities:
  Repayments of debt                                                       (196,267)             (93,628)
  Distributions to limited partners                                               0              (37,092)
                                                                           --------           ----------
    Net cash used by financing activities                                  (196,267)            (130,720)

Net increase in cash and cash equivalents                                    30,342               79,956
Cash and cash equivalents at beginning of period                            522,598            1,258,117
                                                                           --------           ----------
Cash and cash equivalents at end of period                                 $552,940           $1,338,073
                                                                           ========           ==========




   The accompanying notes are an integral part of the financial statements

                        MARKETPLACE INCOME PROPERTIES

                    A NORTH CAROLINA LIMITED PARTNERSHIP

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements of Marketplace Income Properties A North Carolina Limited Partnership ("the Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the six month period ended June 30, 1996. The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 1995 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results for a full year.


2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on
January 30, 1986 and will continue until December 31, 2015 unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at August 12, 1996 was 775. ISC Realty is the sole general partner.

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

3.  RELATED PARTY TRANSACTIONS

Amounts paid to the general partner for the reimbursement of expenses of operating the Partnership were $25,000 for the six months ended June 30, 1996 and 1995, respectively. The general partner earned $9,741 as a lease management fee for Town & Country for the six months ended June 30, 1996 and $9,000 for the six months ended June 30, 1995, based upon rental revenue. The general partner also earned a fee of approximately $9,800 for guaranteeing the mortgage on the Mall. This fee represents 2% of the amount of the balance guaranteed.




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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $552,940 at June 30, 1996, up from $522,598 at December 31, 1995. This balance is being maintained as a reserve for capital improvements, debt repayments and other contingencies.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

The Partnership had a net loss of $233,387 for the six months ended June 30, 1995 compared to a net loss of $65,032 for the same period in 1996. The change in net loss is attributable to the following variances in income and expense components.

Gross income increased approximately $86,000. The increase is the result of higher rental income and expense reimbursements at the Mall due to higher occupancy resulting from the Hamrick's expansion that occurred in 1995.

Interest expense for the six months ended June 30, 1996 was $559,057 compared with $673,240 for the same period of 1995. The decrease of $114,183 in 1996 is attributable to the restructuring of the Mall mortgage as well as a higher percentage of the debt service payments allocated to principal.

Operations and maintenance expense decreased from $458,002 for the six months ended June 30, 1995 to $370,095 for the same period in 1996. The decrease of approximately $88,000 is attributable to a decrease in common area maintenance expense and property taxes at the Mall. The property taxes were reduced upon appeal to the State Tax Commission. The general partner has appealed the value determination and is seeking a further reduction.

Administrative and other expenses increased from $43,523 for the six months ended June 30, 1995 to $71,143 for the six months ended June 30, 1996. The higher amount in 1996 is attributed to the loan guarantee fees mentioned above as well as higher management fees at the properties associated with the higher gross income.

THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO
THREE MONTHS ENDED JUNE 30, 1995

The Partnership reported net income of $36,772 for the three months ended
June 30, 1996 as compared to a net loss of $163,297 for the same period in 1995.

Rental income for the three months ended June 30, 1996 increased over $69,000 to $650,462 as compared to the same three month period in 1995. The increase is the result of the higher rental income and expense reimbursements at the Mall as discussed above.

Operations and maintenance expenses decreased approximately $104,000 from the three months ended June 30, 1996 to the three months ended June 30, 1995. The decrease is attributable to the property tax reduction as explained above as well as a decrease in advertising and marketing expenses at the Mall. It is likely that the decrease in advertising will reverse in the fourth quarter as promotions increase for the holiday season.

Legal expense was $24,080 for the three months ended June 30, 1996, a $22,500 increase over the same period in 1995. The increase stems from the settlement of the litigation surrounding the sale of the Town & Country nursing home.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submissions of Matter to a vote of Securities Holders

         None

Item 5.  Other Information

         On July 11, 1996, the Partnership completed the sale of Town & Country Nursing Home for $3,935,000, as agreed upon in the purchase and sale agreement. The Partnership received approximately $1.0 million in net proceeds which will be distributed by August 19, 1996 to the limited partners at the rate of $325 per unit.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             27  Financial Data Schedule (for SEC use only).

         (b) Reports on Form 8-K
             No reports on Form 8-K were required to be filed during the six months ended June 30, 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           MARKETPLACE INCOME PROPERTIES
                                           LIMITED PARTNERSHIP
                                           -------------------------------
                                           (REGISTRANT)



                                           BY: /S/ J. CHRISTOPHER BOONE
                                               ---------------------------
                                               J. CHRISTOPHER BOONE
                                               PRESIDENT
                                               ISC REALTY CORPORATION
                                               GENERAL PARTNER




DATE: August 13, 1996
      ---------------------------