Form 10-Q
period 1996-09-30
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1996-11-14
CIK 784508

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 33-1889

     MARKETPLACE INCOME PROPERTIES, A NORTH CAROLINA LIMITED PARTNERSHIP
     -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            North Carolina                                     56-1493986
            --------------                                 -------------------
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

       5,000 limited partnership units outstanding as of November 8, 1996

                    Page 1 of 10 sequentially numbered pages

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995


                                                 September 30,
                                                     1996           December 31,
                                                 (unaudited)            1995
                                                 ------------       ------------
          ASSETS
Rental Properties (at cost):
  Land and improvements                          $  3,483,340       $  3,873,911
  Buildings                                        18,026,664         22,016,181
  Furniture and equipment                             301,868            410,143
                                                 ------------       ------------
                                                   21,811,872         26,300,235
  Accumulated depreciation                         (5,515,726)        (6,101,961)
                                                 ------------       ------------
                                                   16,296,146         20,198,274

Cash and cash equivalents                             537,424            522,598
Restricted Cash                                       130,569             80,482
Accounts Receivable                                    29,317            104,794
Net deferred Loan and Acquisition Costs               186,793            225,017
Other                                                  83,165             87,568
                                                 ------------       ------------
                                                 $ 17,263,414       $ 21,218,733
                                                 ============       ============


          LIABILITIES AND PARTNERS' CAPITAL

Debt                                             $  9,092,085       $ 12,310,526
Payables to general partners and affiliates            48,307             60,391
Other liabilities                                     253,453            302,064
                                                 ------------       ------------
                                                    9,393,845         12,672,981

Minority interest                                           0             26,501

Partners' capital:
  General partners                                    101,645            108,141
  Limited partners                                  7,767,924          8,411,110
                                                 ------------       ------------
                                                    7,869,569          8,519,251
                                                 ------------       ------------
                                                 $ 17,263,414       $ 21,218,733
                                                 ============       ============


          See attached notes to the consolidated financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                 (unaudited)

                                                        Three             Three               Nine               Nine
                                                        Months            Months             Months             Months
                                                        Ended             Ended              Ended              Ended
                                                     September 30,     September 30,      September 30,     September 30,
                                                         1996              1995               1996              1995
                                                     ------------      ------------       ------------      ------------

Income:                                              $    681,365      $    635,370       $  2,065,931      $  1,922,982
  Rent                                                     10,619            12,856             54,556            68,234
                                                     ------------      ------------       ------------      ------------
  Interest and other                                      691,984           648,226          2,120,487         1,991,216

Expenses:
  Interest                                                204,543           325,205            763,600           899,169
  Depreciation                                            123,440           171,710            426,493           514,336
  Amortization                                              2,028            13,853             26,891            41,560
  Operations and maintenance                              219,040           300,470            589,135           758,472
  Professional fees                                         1,826             1,838             24,775            28,399
  Legal fees                                                9,700             1,501            152,554             6,029
  Administrative and Other                                 42,454            99,353            113,597           142,876
                                                     ------------      ------------       ------------      ------------
                                                          603,031           913,930          2,097,045         2,390,841
                                                     ------------      ------------       ------------      ------------

Income (Loss) before gain, extraordinary income
and minority interest                                      88,953          (265,704)            23,442          (399,625)

Net gain on sale of Partnership assets                    255,140                 0            255,140                 0
                                                     ------------      ------------       ------------      ------------

Income (loss) before extraordinary income and
 minority interest                                        344,093          (265,704)           278,582          (399,625)

Extraordinary gain on extinquishment of debt               58,532         2,479,627             58,532         2,479,627
                                                     ------------      ------------       ------------      ------------

Income after gain and before minority interest            402,625         2,213,923            337,114         2,080,002

Minority interest                                           2,427              (716)             1,948              (845)
                                                     ------------      ------------       ------------      ------------

Net income (loss)                                    $    400,198      $  2,214,639       $    335,166      $  2,080,847
                                                     ============      ============       ============      ============


          See attached notes to the consolidated financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                   (unaudited)



                               General         Limited
                               Partners        Partners        Total
                              -----------    -----------    -----------

Balance, December 31, 1994    $    86,829    $ 6,338,295    $ 6,425,124
Net income for the period          20,808      2,060,039      2,080,847
Distributions                           0        (37,092)       (37,092)
                              -----------    -----------    -----------
Balance, September 30, 1995   $   107,637    $ 8,361,242    $ 8,468,879
                              ===========    ===========    ===========



Balance, December 31, 1995    $   108,141    $ 8,411,110    $ 8,519,251
Net income for the period           3,352        331,814        335,166
Distributions                      (9,848)      (975,000)      (984,848)
                              -----------    -----------    -----------
Balance, September 30, 1996   $   101,645    $ 7,767,924    $ 7,869,569
                              ===========    ===========    ===========


          See attached notes to the consolidated financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                   (unaudited)

                                                                                    Nine             Nine
                                                                                   Months           Months
                                                                                   Ended            Ended
                                                                               September 30,    September 30,
                                                                                    1996            1995
                                                                               -------------    ------------

Net Income                                                                      $   335,166     $ 2,080,847

Adjustments to reconcile net income to net cash
   provided by operations:
  (Increase) Decrease in accounts receivable                                         75,477          99,479
  Depreciation                                                                      426,493         514,336
  Amortization                                                                       26,891          41,560
  Minority Interest                                                                 (26,501)           (845)
  (Increase) Decrese in restricted cash and deposits                                (50,087)      1,262,910
  Other                                                                               4,403          29,412
  (Decrease) Increase in accrued liabilities                                        (60,695)        326,438
  (Decrease) Increase in deferred loan costs                                         11,333         (79,444)
                                                                                -----------     -----------
   Total adjustments                                                                407,314       2,193,846
                                                                                -----------     -----------
   Net cash provided by operating activities                                        742,480       4,274,693
                                                                                -----------     -----------

Cash flows from investing activities:
  Improvements in rental properties                                                       0      (1,357,444)
  Disposition of P, P & E, net of accumulated depreciation
      upon sale of Town & Country                                                 3,475,635               0
                                                                                -----------     -----------
   Net cash provided (used) by investing activities                               3,475,635      (1,357,444)

Cash flows from financing activities:
  Repayments of debt                                                               (291,606)       (235,609)
  Extinquishment of debt upon Mall refinancing                                                   (2,479,627)
  Proceeds from Mall refinancing                                                                  5,500,000
  Repayment of debt upon Mall refinancing                                                        (6,300,000)
  Retirement of debt upon sale of Town & Country                                 (2,926,835)              0
  Distributions to General Partner                                                   (9,848)              0
  Distributions to Limited Partners                                                (975,000)        (37,092)
                                                                                -----------     -----------
  Net cash used by financing activities                                          (4,203,289)     (3,552,328)

Net increase (decrease) in cash and cash equivalents                                 14,826        (635,079)
Cash and cash equivalents at beginning of period                                    522,598       1,258,117
                                                                                -----------     -----------
Cash and cash equivalents at end of period                                      $   537,424     $   623,038
                                                                                ===========     ===========

          See attached notes to the consolidated financial statements

                          MARKETPLACE INCOME PROPERTIES

                      A NORTH CAROLINA LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements of Marketplace Income Properties A North Carolina Limited Partnership ("the Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the nine month period ended September 30, 1996. The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 1995 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the nine month period ended September 30, 1996, are not necessarily indicative of the results for a full year.


2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015 unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at November 4, 1996, was 777. ISC Realty is the sole general partner.

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

3.  RELATED PARTY TRANSACTIONS

Amounts paid to the general partner for the reimbursement of expenses of operating the Partnership were $37,500 for the nine months ended September 30, 1996, and 1995, respectively. The general partner earned $28,100 as a lease management fee (including accrued lease management fees of $18,000) for Town & Country for the nine months ended September 30, 1996, and $13,500 for the nine months ended September 30, 1995, based upon rental revenue. The general partner also earned a fee of approximately $29,281 for guaranteeing the mortgage on the Mall. This fee represents 2% of the amount of the balance guaranteed. Finally, the general partner earned a 2% brokerage commission of $78,700 in conjunction with the sale of Town & Country.



                          PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PARTNERSHIP MATTERS

The Partnership was formed under the North Carolina Limited Partnership Act in November 1985. The property investment portfolio consists of the Marketplace Mall (the "Mall") in Winston-Salem, NC, Mt. Pilot Shopping Center ("Mt. Pilot") in Pilot Mountain, NC, and Amelia Plaza ("Amelia") in Fernandina Beach, FL. Meadowbrook Manor of Siler City, NC, was sold in June 1994. Town & Country Convalescent Center ("Town & Country") in Tampa, FL, was sold in July 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $537,424 at September 30, 1996, up from $522,598 at December 31, 1995. This balance is being maintained as a reserve for capital improvements, debt repayments and other contingencies. Accounts receivable decreased from $104,794 to $29,317 in the nine month period ended September 30, 1996, due primarily to the collection of tenant pass-through charges.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1996, AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

The Partnership had a net profit of $335,166 for the nine months ended September 30, 1996, compared to a net profit of $2,080,847 for the same period in 1995. The change in net profit is attributable to major capital transactions at the Partnership. In July 1995, the Partnership recognized a $2,479,627 gain on the extinguishment of debt in conjunction with the refinancing of Marketplace Mall. In July 1996, the Partnership recognized a $255,140 gain on sale and a $58,532 gain on extinguishment of debt in conjunction with the sale of Town & Country.

Gross income increased approximately $129,271. The increase is the result of higher rental income and expense reimbursements at Marketplace Mall due to higher occupancy resulting from the Hamrick's expansion that occurred in 1995.

Interest expense for the nine months ended September 30, 1996, was $763,300 compared with $899,169 for the same period of 1995. The decrease of $135,569 in 1996 is attributable to the restructuring of the Mall mortgage as well as a higher percentage of the debt service payments allocated to principal.

Operations and maintenance expense decreased from $758,472 for the nine months ended September 30, 1995, to $589,135 for the same period in 1996. The decrease of approximately $169,000 is attributable to a decrease in common area maintenance expense and property taxes at the Mall. The property taxes were reduced upon appeal to the State Tax Commission. The general partner has appealed the value determination and is seeking a further reduction.

Administrative and other expenses decreased from $142,876 for the nine months ended September 30, 1995, to $113,597 for the nine months ended September 30, 1996. The lower amount in 1996 is attributed to lower lease commissions.

Legal expense was $152,554 for the nine months ended September 30, 1996, a $146,000 increase over the same period in 1995. The increase stems from the settlement of the litigation surrounding the sale of Town & Country.


THREE MONTHS ENDED SEPTEMBER 30, 1996, AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

The Partnership reported net income of $400,198 for the three months ended September 30, 1996, as compared to net income of $2,214,639 for the same period in 1995.

Rental income for the three months ended September 30, 1996, increased nearly $46,000 to $681,365 as compared to the same three month period in 1995. The increase is the result of the higher rental income and expense reimbursements at the Mall as discussed above.

Operations and maintenance expenses decreased approximately $81,000 from the three months ended September 30, 1996, to the three months ended September 30, 1995. The decrease is attributable to the property tax reduction as explained above as well as a decrease in advertising and marketing expenses at the Mall.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submissions of Matter to a vote of Securities Holders

           None

Item 5.    Other Information

           On July 11, 1996, the Partnership completed the sale of Town & Country Nursing Home for $3,935,000, as agreed upon in the purchase and sale agreement. The Partnership received approximately $1.0 million in net proceeds which was distributed on August 16, 1996, to the limited partners at the rate of $325 per unit. See proforma financial statements included at Exhibit 99.

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

           EX-27  FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

           EX-99  PROFORMA FINANCIAL STATEMENTS

           (b) Reports on Form 8-K No reports on Form 8-K were filed during the nine months ended September 30, 1996.

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




                                             MARKETPLACE INCOME PROPERTIES
                                             LIMITED PARTNERSHIP
                                             -------------------
                                                     (REGISTRANT)



                                             BY:/S/ J. CHRISTOPHER BOONE
                                                ------------------------
                                                J. CHRISTOPHER BOONE
                                                PRESIDENT
                                                ISC REALTY CORPORATION
                                                GENERAL PARTNER




DATE: November 14, 1996
      -----------------