Form 10-K405
period 1996-12-31
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1997-03-31
CIK 784508

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required, Effective October 7, 1996] for the fiscal year ended December 31, 1996
                                   -----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period
         from                         to
              -----------------------    ------------------------

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
                               Yes        No   X
                                   -----     -----

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

        3,000 Limited Partnership units outstanding as of March 10, 1997

Documents Incorporated by Reference:  See Item 14

                    Page 1 of 16 sequentially numbered pages

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

         The Registrant's principal investment objectives are to own, hold, operate, lease, sell, and otherwise deal in commercial real estate properties (the "Properties") which offer the potential for (1) preservation and protection of capital invested in the Registrant, (2) cash distributions from operations of the Properties, (3) long term appreciation in value of the Properties, and (4) protection for investors against inflation. The Registrant currently owns the Marketplace Mall & Theaters in Winston-Salem, North Carolina (the "Mall"), Mt. Pilot Shopping Center in Pilot Mountain, North Carolina ("Mt. Pilot"), and Amelia Plaza Shopping Center in Fernandina Beach, Florida ("Amelia"). Town & Country Convalescent Center in Tampa, Florida (the "Tampa Project") was sold in July of 1996 and Country Forest Manor in Siler City, North Carolina (the "Siler City Project") was sold in June of 1994. See Item 2 for further discussion.

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

         As of March 10, 1997, the Registrant did not directly employ any persons in a full-time position. Certain employees of ISCR performed services for the Registrant during 1996.


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

         As of March 10, 1997, the Mall was 91% occupied. On December 6, 1994, the Registrant entered into a agreement with Hamricks to occupy approximately 48,355 square feet at the Mall. The lease term is for ten years and four months with rent commencing January 15, 1996. The initial annual rent is $181,331. The tenant has two five-year options.

         On July 5, 1995 the Partnership paid off the State Mutual Life mortgage on the Mall at the discounted amount of $6,300,000 as agreed in the December 1994 modification. The Partnership funded the payoff with a new $5,500,000 mortgage on the Mall from First Union National Bank and from cash reserves. The First Union loan provides for maximum borrowings of $5,800,000 and accrues interest at LIBOR plus 2.15%. The Partnership entered into a swap agreement with First Union to fix the interest rate at 8.35% on $4,750,000 of the loan. The loan shall be repaid with interest only payments for the first three months. Beginning November 1, 1995, the loan was repaid in fixed monthly principal payments of $17,521 plus interest on the outstanding balance. As noted above, an additional $300,000 may be borrowed subject to certain leasing requirements. In October 1995, an additional $200,000 of the $300,000 maximum additional borrowings was borrowed on the note. The note has a maturity date of June 30, 1998. The balance of the mortgage at December 31, 1996, totaled $5,454,706.

         (b) Amelia Plaza Shopping Center

         Amelia Plaza ("Amelia") is a 91,952 square foot neighborhood strip shopping center located in Fernandina Beach, Florida. Fernandina Beach is the largest of three municipalities within Nassau County. Leasing negotiations remain competitive within the local market.

         The principal tenants at Amelia are a Winn Dixie food store (45,965 square feet) and Eckerd Drugs (10,080 square feet). The high sales volume of these tenants and the presence of Wal-Mart adjacent to the property but not owned by the Registrant enhances the customer traffic to the center. As of March 10, 1997, the Center was 95% leased and occupied.

         The Amelia Plaza mortgage is held by Connecticut Mutual Life Insurance Company and had a balance of $3,542,281 at December 31, 1996. The note bears interest at a 9.625% rate and matures on October 1, 1998. Connecticut Mutual Life Insurance Company also has a staged equity participation in sales proceeds over $4,175,000.

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

         (d) Town & Country Convalescent Center

         On August 23, 1995, the Partnership executed a contract with HealthPrime, Inc. ("HealthPrime"), an unaffiliated party, to sell Town & Country Convalescent Center at a price of $3,935,000. Advocare of Florida ("Advocare"), the lessee of the facility at the time, exercised its right of first refusal to purchase the home upon the same terms and conditions. HealthPrime challenged the validity of Advocare's right of first refusal and, in late 1995, initiated a lawsuit against the Registrant and Advocare. To avoid significant legal costs as well as an undesirable delay in the sale of the facility, the Partnership settled the claim. In exchange for the discharge of all legal actions, the Partnership paid $75,000 to HealthPrime and $25,000 to Advocare. The Registrant completed the sale of the facility to Advocare on July 9, 1996.

         From the purchase proceeds, $2,877,383 was used to pay off the first mortgage on the property. Closing and other costs incurred at settlement totaled $97,161 leaving net cash proceeds to the partnership of $960,456. A net gain of $98,351 resulted from the transaction. In August 1996, $975,000 was distributed to the limited partners representing $325 per unit.

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

ITEM 3 - LEGAL PROCEEDINGS

         See discussion at Item 2 (d) Properties for detail of legal proceeding related to Town & Country.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND OTHER RELATED
         SECURITIES HOLDER MATTERS

         Transfer of the Registrant's Limited Partnership Units (the "Units") is subject to certain restrictions contained in the Registrant's Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resales of Units. As of March 10, 1997, 780 investors were recorded owners of 3,000 units. During the year ended December 31, 1994, the Registrant made a distribution of $250 per unit to the Limited Partners. During the year ended December 31, 1995, the Registrant paid $37,095 to the North Carolina Department of Revenue on behalf of nonresidents of North Carolina for income taxes resulting from the sale of Siler City in 1994. This amount appears as a distribution on the Statement of Partners Equity in the Financial Statements attached. During the year ended December 31, 1996, the Registrant made a distribution of $325 per unit to the Limited Partners.

ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)


                                         Year                Year                Year                Year                Year
                                         Ended               Ended              Ended               Ended               Ended
                                        Dec 31              Dec 31              Dec 31              Dec 31              Dec 31
                                         1996                1995                1994                1993                1992
                                         ----                ----                ----                ----                ----
Operating Revenues                    $2,226,544          $2,304,536          $2,691,315          $2,910,684          $3,004,061

Net Income (Loss)                     (2,632,500)          2,131,222           1,842,760             (64,670)         (3,278,775)

Cash Dist's to LPs                       975,000              37,095*            750,000                   0                   0

Cash Dist's / Unit                           325                 N/A                 250                   0                   0

Total Assets                          14,081,326          21,218,733          22,443,152          23,347,975          23,917,291

Long-Term Debt                         8,996,987          12,310,526          15,705,327          17,704,926          18,243,204

Partners' Equity                       4,901,902           8,519,251           6,425,124           5,332,364           5,397,034


*  See Item 5 for discussion regarding the 1995 distribution.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

         The Registrant generated $562,042 of cash flow from operations during the year ended December 31, 1996. Cash payments during the year ended December 31, 1996, for improvements to rental properties amounted to $272,184, primarily for the construction of the food court space at the Mall. In addition, $3,255,008 of principal payments were made on loans, including $2,877,383 of debt retired in association with the sale of Town & Country.

         As of December 31, 1996, the Registrant held cash and cash equivalents of $267,027. The Registrant feels that these funds should be used as a reserve for the cost of operating and maintaining the properties. It is anticipated that the Registrant's revenues from the operation of properties will be sufficient to meet both the Registrant's operating and capital expenditures through 1997. In addition, $67,662 was held in restricted cash accounts related to tenant deposits, and property tax escrows.

Results of Operations

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1996, TO FISCAL YEAR ENDED DECEMBER 31, 1995

         For the year ended December 31, 1996, the Registrant reported net income in the amount of $(2,632,500) as compared to $2,131,222 for the year ended December 31, 1995. The most significant causes of this decrease were the $3,414,000 write-down of rental property taken in 1996, and the $2,413,950 extraordinary gain recorded in 1995 as the result of the forgiveness of debt on the Mall mortgage. (See Notes 2 and 3 of the financial statements).

         Rental income decreased from $2,225,534 for the year ended December 31, 1995, to $2,166,913 for the year ended December 31, 1996, a decline of approximately $59,000. The primary reason for the decline was the loss of approximately $167,000 in rental income from Town & Country due to the mid-year sale of the property. Rental income at Amelia Plaza and Mt. Pilot Shopping Center was basically flat from 1995 to 1996, however, rental income at the Mall increased approximately $108,000 from 1995 to 1996, primarily due to Hamrick's paying a full year's rent in 1996.

         Interest and other income decreased approximately $19,000 during the year ended December 31, 1996, as compared to 1995 due to less interest earned on a lesser amount of cash reserves held during the year.

         Interest expense decreased from $1,112,734 for the year ended December 31, 1995, to $952,311 for the year ended December 31, 1996, a change of approximately $160,000. Approximately $150,000 of this change was due to the sale of Town & Country in July of 1996 and the resulting retirement of the debt on the property. The balance of the difference was due to lower interest paid on the gradually reducing principal balances on the Amelia Plaza and Marketplace Mall debt.

         Depreciation decreased from $697,737 for the year ended December 31, 1995, to $0 for the year ended December 31, 1996. This decrease was due to the Partnership's adopting Statement of Financial Accounting Standards No. 121 in 1996. This statement, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires the Partnership to record a provision to write-down Partnership properties to fair market value and to cease recording depreciation expense at the time the properties began to be marketed for sale. As the properties began to be marketed for sale as of January 1, 1996, the depreciation expense for 1996 under Standard 121 was $0.

         Provision for doubtful accounts decreased approximately $11,000 during 1996 at the Mall due to a decrease in the write off of delinquent tenant receivables.

         Operations and maintenance decreased approximately $185,000 during the year ended December 31, 1996, as compared to the year ended December 31, 1995. This decrease is primarily due to several reasons, all of which are related to the Mall. Due to a successful appeal of the 1993 property tax value of the Mall, property tax expense decreased by approximately $51,000 from 1995 to 1996. Also from 1995 to 1996, marketing expenses decreased approximately $36,000, common area maintenance decreased approximately $40,000, and leasing commissions decreased approximately $60,000. The decreases in marketing expenses, common area maintenance, and leasing commissions from 1995 to 1996 all are due to extraordinary expenses associated with the Hamrick's opening in 1995.

         Administrative expense increased from $118,726 for the year ended December 31, 1995, to $201,013 for the year ended December 31, 1996, due to increased legal fees associated with the settlement of the Town & Country sale dispute as well as the property tax appeal at the Mall.

         Write-down of rental property increased from $0 for the year ended December 31, 1995, to $3,414,000 for the year ended December 31, 1996. This write-down was due to the current marketing of the Partnership's properties for sale and the General Partner's opinion that the net sale prices for Marketplace Mall, Amelia Plaza Shopping Center, and Mt. Pilot Shopping Center will be less than their respective net book values. Under Statement of Financial Accounting Standards No. 121, this adjustment is shown as an operating expense.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant has no directors or executive officers. Information as to the directors and executive officers of ISCR are as follows:

         Name               Information about Directors and Executive Officers
         ----               --------------------------------------------------

J. Christopher Boone        Director and President of ISCR.  He is 38 years old.

Michael A. Paschall         Vice President of ISCR.  He is 32 years old.

Parks H. Dalton             Director of ISCR.  He is 67 years old.

Michael D. Hearn            Director of ISCR.  He is 44 years old

Edward C. Ruff              Director of ISCR.  He is 57 years old.

Robert B. McGuire           Treasurer of ISCR.  He is 49 years old.


         J. Christopher Boone, President of ISCR, was formerly a Vice President of ISCR and is a Managing Director of Interstate/Johnson Lane Corporation ("I/JL"). Prior to joining I/JL in 1984, Mr. Boone was a tax specialist for Coopers & Lybrand, Certified Public Accountants. He received a Bachelor's Degree in Business Administration with an emphasis in accounting from the University of North Carolina at Chapel Hill.

         Michael A. Paschall, Vice President of ISCR and Vice President of I/JL since 1996. Prior to joining ISCR in 1996, Mr. Paschall was Assistant Vice President and Investment Officer of First Union National Bank. Mr. Paschall received a B.A. in English and Economics from the University of North Carolina at Chapel Hill and a Juris Doctor from Wake Forest University.

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

         Edward C. Ruff is a Senior Managing Director and the Chief Financial Officer of I/JL and also serves on its Board of Directors. Mr. Ruff has been employed by I/JL since 1976. He is a graduate of the University of San Francisco, with a bachelor's degree in accounting. He is a director of ISCR.

         Robert B. McGuire is Treasurer of ISCR. In addition, he is Senior Vice President and Treasurer for I/JL. Mr. McGuire received a B.A. in Business Administration from Furman University and a Masters in Business Administration from Emory University.

         Michael D. Hearn has served as Secretary and General Counsel of I/JL since 1985. He is a Senior Managing Director and a member of the Board of Directors of I/JL. In May of 1992 he was elected a Director of ISCR. Mr. Hearn received a Bachelor of Science degree in Business Administration and a Juris Doctor from the University of North Carolina at Chapel Hill. He is secretary of ISCR.


ITEM 11 - EXECUTIVE COMPENSATION

         During the fiscal year ended December 31, 1996, the Registrant paid no compensation to the executive officers, directors or partners, of ISCR. See Item 13 "Certain Relationships and

Related Transactions" for a discussion of amounts paid or which may be paid to ISCR for the year ending December 31, 1996.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         As of March 10, 1997, ISCR, the sole general partner, owns a 1% interest in net profits and net losses and distributions of distributable cash from operations and sale or refinancing proceeds of the Partnership as set forth in the Partnership Agreement. As of March 10, 1997, the following officer of ISCR owned the following number of LP units of the Registrant:


                                NUMBER OF UNITS                 PERCENT
            NAME                 SUBSCRIBED FOR                OF UNITS
            ----                 --------------                --------
    J. Christopher Boone               4                     Less than 1%



         ISCR is not aware of any beneficial owners of greater than five percent (5%) of the Limited Partners' Units.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation

         ISCR is entitled to compensation, fees and distributions in connection with the acquisition, operations and liquidation stages of the Partnership, all as set forth in the Partnership Agreement. No payments in excess of $78,700 were made to related parties during 1996. See Note 5 of the financial statements attached for detailed disclosure of fees paid to ISCR during the year.

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

(4) A Property and Lease Management Fee computed annually not to exceed 5% of annual operating income of the Partnership for services in monitoring each lessee's operation of each lease project. This fee applied only to Town & Country Convalescent Center and Meadowbrook Manor of Siler City. These properties were sold in July 1996, and June 1994, respectively.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

         (a) 1. and 2. The response to this portion of Item 14 is submitted as a separate section of this report.

         3.       Exhibits.

                  27.  Financial Data Schedule (for SEC use only)

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

                                      MARKETPLACE INCOME PROPERTIES
                                      A NORTH CAROLINA LIMITED PARTNERSHIP

                                      BY:  ISC REALTY CORPORATION
                                           GENERAL PARTNER




                                      BY:  /S/ J. CHRISTOPHER BOONE
                                           -------------------------------
                                           J. CHRISTOPHER BOONE
                                           PRESIDENT

                                              SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                                 Title                   Date




/S/ J. Christopher Boone             Director and              _____________
-----------------------------        President of
J. Christopher Boone                 ISC Realty
                                     Corporation





/S/ Edward C. Ruff                   Director of              _____________
-----------------------------        ISC Realty
Edward C. Ruff                       Corporation





/S/ Parks H. Dalton                  Director of              _____________
-----------------------------        ISC Realty
Parks H. Dalton                      Corporation





/S/ Michael D. Hearn                 Director of              ______________
-----------------------------        ISC Realty
Michael D. Hearn                     Corporation

                                                                       Exhibit F




                          MARKETPLACE INCOME PROPERTIES
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                              [Item 14(a) 1 and 2]



Pages

Report of Independent Public Accountants                               F-1

Financial Statements:

  Balance sheets at December 31,
     1996 and 1995                                                     F-2

  Statements of operations for the years ended
     December 31, 1996, 1995, and 1994                                 F-3

  Statements of partners' capital for the
     years ended December 31, 1996, 1995, and 1994                     F-4

  Statements of cash flows for the years
     ended December 31, 1996, 1995, and 1994                           F-5

  Notes to financial statements                                   F-6-F-12

Financial Statement Schedules:

  Schedule III - Real estate and accumulated depreciation
     for the year ended December 31, 1996                             F-13




All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

         Marketplace Income Properties


         ANNUAL REPORT ON FORM 10(K)
         CONSOLIDATED FINANCIAL STATEMENTS
         AS OF DECEMBER 31, 1996, 1995 AND 1994
         TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Marketplace Income Properties:

We have audited the accompanying consolidated balance sheets of Marketplace Income Properties (a North Carolina Limited Partnership) as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

During 1996, the general partner began efforts to sell the rental properties comprising the partnership (Note 7).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marketplace Income Properties as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

                                                 ARTHUR ANDERSEN LLP

Charlotte, North Carolina,
    January 31, 1997.

                          MARKETPLACE INCOME PROPERTIES

            CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995








                                       ASSETS                                      1996               1995
                                                                              ------------       ------------
RENTAL PROPERTIES, at cost (Note 2):
Land and land improvements                                                    $  3,003,993       $  3,873,911
Buildings and building improvements                                             15,273,412         22,016,181
Furniture and equipment                                                            301,868            410,143
                                                                              ------------       ------------
                                                                                18,579,273         26,300,235
Accumulated depreciation                                                        (5,146,021)        (6,101,961)
                                                                              ------------       ------------
        Rental properties, net                                                  13,433,252         20,198,274
CASH AND CASH EQUIVALENTS                                                          267,027            522,598
RESTRICTED CASH                                                                     67,662             80,482
RENTS RECEIVABLE                                                                    38,776            104,794
DEFERRED ASSETS, net of accumulated amortization of $130,344 in 1996 and
  $114,265 in 1995                                                                 184,446            225,017
                                                                              ------------       ------------
OTHER ASSETS                                                                        90,163             87,568
                                                                              ------------       ------------
                                                                              $ 14,081,326       $ 21,218,733
                                                                              ============       ============
                          LIABILITIES AND PARTNERS' CAPITAL
MORTGAGE NOTES PAYABLE (Note 3)                                               $  8,996,987       $ 12,310,526
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                              138,154            263,908
PAYABLES TO GENERAL PARTNER AND AFFILIATES                                          26,287             60,391
OTHER LIABILITIES                                                                   17,996             38,156
                                                                              ------------       ------------
        Total liabilities                                                        9,179,424         12,672,981
                                                                              ------------       ------------
MINORITY INTEREST                                                                        0             26,501
                                                                              ------------       ------------
PARTNERS' CAPITAL:
  General partner                                                                   71,967            108,141
  Limited partners                                                               4,829,935          8,411,110
                                                                              ------------       ------------
        Total partners' capital                                                  4,901,902          8,519,251
                                                                              ------------       ------------
                                                                              $ 14,081,326       $ 21,218,733
                                                                              ============       ============



           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                          MARKETPLACE INCOME PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                1996              1995              1994
                                                            -----------       -----------       -----------
REVENUE:
  Rental income                                             $ 2,166,913       $ 2,225,534       $ 2,576,216
  Interest and other income                                      59,631            79,002           115,099
                                                            -----------       -----------       -----------
        Total revenue                                         2,226,544         2,304,536         2,691,315
                                                            -----------       -----------       -----------
OPERATING EXPENSES:
  Interest                                                      952,311         1,112,734         1,445,255
  Depreciation (Note 1)                                               0           697,737           693,984
  Amortization                                                   40,690            55,413            51,738
  Provision for doubtful accounts                                   628            11,727            32,454
  Operations and maintenance                                    407,284           592,101           279,414
  Administrative                                                201,013           118,726           139,219
  Write-down of rental property (Note 2)                      3,414,000                 0                 0
                                                            -----------       -----------       -----------
        Total operating expenses                              5,015,926         2,588,438         2,642,064
                                                            -----------       -----------       -----------
OPERATING INCOME (LOSS)                                      (2,789,382)         (283,902)           49,251
MINORITY INTEREST                                                     0             1,174              (873)
GAIN ON SALE OF RENTAL PROPERTY (Note 2)                         98,351                 0         1,794,382
                                                            -----------       -----------       -----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN ON
  EXTINGUISHMENT OF LONG-TERM DEBT                           (2,691,031)         (282,728)        1,842,760
EXTRAORDINARY GAIN ON EXTINGUISHMENT OF LONG-TERM DEBT
  (Note 3)                                                       58,531         2,413,950                 0
                                                            -----------       -----------       -----------
NET INCOME (LOSS)                                           $(2,632,500)      $ 2,131,222       $ 1,842,760
                                                            ===========       ===========       ===========
NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNER              $   (26,325)      $    21,312       $    18,428
                                                            ===========       ===========       ===========
NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS             $(2,606,175)      $ 2,109,910       $ 1,824,332
                                                            ===========       ===========       ===========
NET INCOME (LOSS) PER LIMITED PARTNER UNIT (Note 1)         $   (868.73)      $    703.30       $    608.11
                                                            ===========       ===========       ===========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          MARKETPLACE INCOME PROPERTIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
           FOR THE THREE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                     General           Limited
                                     Partner           Partners               Total
                                   ---------          -----------          -----------
BALANCE, December 31, 1993         $  68,401          $ 5,263,963          $ 5,332,364
  Net income                          18,428            1,824,332            1,842,760
  Cash distributions                       0             (750,000)            (750,000)
                                   ---------          -----------          -----------
BALANCE, December 31, 1994            86,829            6,338,295            6,425,124
  Net income                          21,312            2,109,910            2,131,222
  Cash distributions                       0              (37,095)             (37,095)
                                   ---------          -----------          -----------
BALANCE, December 31, 1995           108,141            8,411,110            8,519,251
  Net loss                           (26,325)          (2,606,175)          (2,632,500)
  Cash distributions                  (9,849)            (975,000)            (984,849)
                                   ---------          -----------          -----------
BALANCE, December 31, 1996         $  71,967          $ 4,829,935          $ 4,901,902
                                   =========          ===========          ===========



                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                          MARKETPLACE INCOME PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                    1996                 1995                 1994
                                                                -----------          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $(2,632,500)         $ 2,131,222          $ 1,842,760
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities-
        Extraordinary gain on extinguishment of long-
          term debt                                                 (58,531)          (2,413,950)                   0
        Write-down of rental property                             3,414,000                    0                    0
        Gain on sale of rental property                             (98,351)                   0           (1,794,382)
        Depreciation and amortization                                40,690              753,150              745,722
        Provision for doubtful accounts                                 628               11,727               32,454
        Minority interest                                                 0               (1,174)                 873
        (Increase) decrease in rent receivable                       65,390                1,515              (23,184)
        Other, net                                                 (169,284)              43,627               (1,993)
                                                                -----------          -----------          -----------
           Net cash provided by operating activities                562,042              526,117              802,250
                                                                -----------          -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Improvements to rental properties, net                           (272,184)          (1,559,794)              (5,249)
  Cash proceeds from sale of rental property, net                 3,694,428                    0            4,340,167
                                                                -----------          -----------          -----------
           Net cash provided by (used in) investing
             activities                                           3,422,244           (1,559,794)           4,334,918
                                                                -----------          -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt                                             (3,255,008)            (915,174)          (1,999,599)
  Decrease (increase) in cash on deposit with lender                      0            1,401,571           (1,401,571)
  Payment of loan closing costs                                           0             (151,144)                   0
  Cash distributions paid to partners                              (984,849)             (37,095)            (750,000)
                                                                -----------          -----------          -----------
           Net cash provided by (used in) financing
             activities                                          (4,239,857)             298,158           (4,151,170)
                                                                -----------          -----------          -----------
NET INCREASE (DECREASE) IN CASH                                    (255,571)            (735,519)             985,998
CASH AND CASH EQUIVALENTS, beginning of year                        522,598            1,258,117              272,119
                                                                -----------          -----------          -----------
CASH AND CASH EQUIVALENTS, end of year                          $   267,027          $   522,598          $ 1,258,117
                                                                ===========          ===========          ===========



                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                          MARKETPLACE INCOME PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994




1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

Marketplace Income Properties (a North Carolina Limited Partnership) (the Partnership) was formed on November 27, 1985, under the North Carolina Uniform Limited Partnership Act. The Partnership was formed for the purpose of acquiring, owning, leasing and operating real property and improvements existing thereon. ISC Realty Corporation (ISC) and Benton Investment Company (Benton) were the general partners. Effective January 1, 1993, ISC purchased the general partner interest of Benton. The Partnership will be terminated upon the occurrence of certain events as defined in the limited partnership agreement but, in any event, no later than December 31, 2016.

Limited partner units were sold at $5,000 per unit ($2,500 per one-half unit) (3,000 units) for a total of $15,000,000.

Under the terms of the partnership agreement, net income (loss) of the Partnership is allocated 99% to the limited partners and 1% to the general partner. Distributions are to be made (99% to limited partners and 1% to the general partner) semiannually, or more frequently in the discretion of the general partner provided, however, that the Partnership generates distributable cash flow as defined by the limited partnership agreement.

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

The Partnership's ownership interest in Marketplace Income Properties of Florida was sold during 1996 (Note 2).

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

NET INCOME PER LIMITED PARTNER UNIT

Net income per limited partner unit is calculated based on the weighted average number of units outstanding during the period (3,000 in 1996, 1995 and 1994).

RESTRICTED CASH

Restricted cash consists of tenant security deposits and certain escrowed funds at December 31, 1996 and 1995.

CASH EQUIVALENTS

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES

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

         Cash, Cash Equivalents, Rents Receivable, Accounts Payable and Accrued Expenses - The carrying amount approximates fair value because of the short maturity of these instruments.

         Long-term Debt - The fair value of the Partnership's long-term debt approximates its carrying value.

NEW ACCOUNTING PRONOUNCEMENT

During 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As required under this statement, the Partnership recorded a provision to write-down the partnership properties to fair market value (Note 2) and to cease recording depreciation expense at the time the properties began to be marketed for sale (Note 7).


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

On August 1, 1987, the Partnership acquired a 99% interest in Marketplace Income Properties of Florida (d/b/a Town and Country Convalescent Center). The property is a 120-bed skilled and intermediate care nursing home located in Tampa, Florida. The facility is operated by an unrelated third party under a triple net lease. The purchase price of $4,930,000, excluding closing costs, was partially funded by a $3,300,000 mortgage note payable. Effective July 9, 1996, the Partnership sold its 99% interest in Marketplace Income Properties of Florida to an unrelated third party for a purchase price of $3,935,000, less certain closing costs. The sale resulted in a gain to the Partnership of $98,351 which has been included in the accompanying consolidated statements of operations. Town and Country Convalescent Center's total revenue was approximately $228,000, $360,000 and $536,000, while total operating expenses were approximately $269,000, $477,000 and $449,000, during 1996, 1995 and 1994, respectively.
Included in the closing costs for the sale of Town and Country Convalescent Center is $100,000 paid in settlement of a dispute to a potential purchaser of the facility.

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

WRITEDOWN OF RENTAL PROPERTY

As discussed in Note 7, the partnership assets are being marketed for sale. It is the opinion of the general partner that the net sales price of each of the properties will be less than their respective current net book values. Accordingly, the partnership recorded a provision in 1996 to write-down the properties by $3,414,000, to their fair market values as estimated by the general partner.


3.  MORTGAGE NOTES PAYABLE:

The Partnership's debt consists of the following at December 31:

                                                                                          1996             1995
                                                                                      -----------      -----------
Mortgage note payable, bearing interest at 8.35%, due June 30, 1998. The note is payable in monthly installments of $17,521, plus accrued interest. The note is secured by a deed of trust on Marketplace Mall and by the assignment of leases
and rents                                                                             $ 5,454,706      $ 5,664,958

Mortgage note payable, bearing interest at 8.25%, due October 1, 1998
Additional interest may result from a staged equity participation with the lender. The note is payable in monthly payments of principal and interest of
$39,000 based on a 15-year amortization. This note is secured by a deed of trust
on Amelia Plaza Shopping Center                                                         3,542,281        3,705,643

Mortgage note payable, bearing interest at 11.5%, which was repaid pursuant to
the sale of Town and Country Convalescent Center (Note 2)                                       0      $ 2,939,925
                                                                                      -----------      -----------
                                                                                      $ 8,996,987      $12,310,526
                                                                                      ===========      ===========

The Partnership paid interest of $977,902, $1,151,956 and $1,422,096 for the years ended December 31, 1996, 1995 and 1994, respectively.

A portion of the note secured by Marketplace Mall is guaranteed by an affiliate of the general partner. The partnership compensates the guarantor .7% of the average annual outstanding balance of the note. This fee amounted to $38,858 and $20,073 during 1996 and 1995, respectively.

Future maturities of mortgage notes payable are as follows:

                    1997                              $  388,712
                    1998                               8,608,275
                                                      ----------
                                                      $8,996,987
                                                      ==========

During July 1995, two mortgage notes secured by deeds of trust on Marketplace Mall were refinanced through another lender. The Partnership was allowed by the lender to pay a discounted amount of $6,300,000 to satisfy both obligations; $5,500,000 of which was funded through a new mortgage note and the remaining $800,000 paid for with cash on hand. Later in 1995, an additional $200,000 was drawn on this note to be used by the Partnership to fund certain capital improvements. An additional $100,000 may be borrowed subject to certain leasing requirements specified by the lender. The discounted prepayment resulted in a gain, net of related deferred loan costs, to the Partnership of $2,413,950, which is presented as an extraordinary item in the accompanying consolidated statements of operations.

Pursuant to the sale of Town and Country Convalescent Center in 1996 (Note 2), the lender agreed to accept a discounted amount in settlement of the related mortgage note. The discounted payment resulted in a gain to the Partnership of $58,531, which is presented as an extraordinary item in the accompanying consolidated statements of operations.


4.  LEASES:

The Partnership leases its rental properties under operating leases with initial terms that expire from 1997 through 2007. The leases are primarily net leases which require the lessee to pay substantially all operating, maintenance and repairs, and insurance and taxes on the leased property. Related expenses have been recorded net of such tenant reimbursements. The Partnership may receive additional rental income if tenant sales are in excess of stipulated amounts. Overage rents were $11,266, $31,834 and $17,841 for the years ended December 31, 1996, 1995 and 1994, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 1996, are as follows:


                    1997                              $1,713,237
                    1998                               1,591,173
                    1999                               1,145,693
                    2000                                 886,488
                    2001                                 805,320
                    Thereafter                         2,880,695
                                                      ----------
                                                      $9,022,606
                                                      ==========

Approximately 19% of the rental property is leased to one tenant under a lease that expires in 2005. Approximately 19% of the rental property is leased to another tenant under a lease that expires in 2007.


5.  RELATED-PARTY TRANSACTIONS:

The Partnership incurs certain costs and expenses related to services provided by its general partner and their affiliates. These costs and expenses were as follows for the years ended December 31, 1996, 1995 and 1994:


                                               1996            1995             1994
                                            -------         -------         --------
Sales commission - ISC                      $78,700         $     0         $113,051
Lease management fees - ISC                  10,100          18,000           35,928
Overhead reimbursement charge - ISC          50,000          50,000           50,000
Loan guarantee fees - ISC (Note 3)           38,858          20,073                0
Lease commission - ISC                            0          45,000                0
                                            =======         =======         ========

6.  RECONCILIATION OF FINANCIAL STATEMENT INCOME (LOSS) TO TAXABLE INCOME:

A reconciliation of financial statement and taxable income (loss) allocated to the limited partners follows:

                                                                  1996                 1995                 1994
                                                              -----------          -----------          -----------
Financial statement net income (loss)                         $(2,632,500)         $ 2,131,222          $ 1,842,760
Add (deduct)-
Depreciation and amortization deducted for income tax
purposes                                                         (827,991)            (219,916)            (271,936)
Write-down of rental property                                   3,414,000                    0                    0
Minority interest in subsidiary                                   182,918             (127,230)             107,697
Tax gain in excess of book gain on sale of assets                 337,300                    0              203,427
Write-off of goodwill for tax, not book                          (370,668)                   0                    0
Unearned rent income                                              (21,031)             (10,180)              30,815
Bad-debt expense                                                   36,275                    0              (23,416)
Property taxes accrued                                             (4,136)             (14,790)              18,928
Write-off of deferred loan costs for book not tax                       0               65,677                    0
                                                              -----------          -----------          -----------
Taxable income                                                $   114,167          $ 1,824,783          $ 1,908,275
                                                              ===========          ===========          ===========
Weighted average number of units outstanding                        3,000                3,000                3,000
                                                              ===========          ===========          ===========

7.  SALE OF PARTNERSHIP ASSETS:

Effective January 1, 1996, the general partner began efforts to sell the rental properties comprising the partnership. In the opinion of the general partner, the proceeds from the sale of the rental properties will exceed the net carrying value of such properties as of December 31, 1996, subsequent to the writedown of rental property (Note 2).

                        MARKETPLACE INCOME PROPERTIES

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                     FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                                                Cost Capitalized
                                                                Initial Cost to                   Subsequent to
                                                                    Company                        Acquisition
                                                          ---------------------------     ---------------------------
                                                            Land and    Buildings and                      Carrying
            Description                 Encumbrances      Improvements   Improvements     Improvements       Costs
-----------------------------------    ---------------    ------------  -------------     -------------  ------------
Shopping mall and theater,
    Winston-Salem, North Carolina        $ 5,454,706       $2,483,199    $12,081,900       $2,437,713    $(5,804,379)
Shopping center,
    Pilot Mountain, North Carolina                 0          102,211      1,558,719                0        (40,000)
Shopping Center,
    Amelia Island, Florida                 3,542,281        1,292,400      4,536,021          106,489       (175,000)
                                         -----------       ----------    -----------       ----------    -----------
                                         $ 8,996,987       $3,877,810    $18,176,640       $2,544,202    $(6,019,379)
                                         ===========       ==========    ===========       ==========    ===========

                                                  Gross Amount at                                                    Life on Which
                                         Which Carried at Close of Period                                             Depreciation
                                     ---------------------------------------                                           in Latest
                                       Land and   Buildings and               Accumulated     Date of       Date    Income Statement
            Description              Improvements  Improvements     Total     Depreciation  Construction  Acquired    is Computed
-----------------------------------  ------------  ------------  -----------  ------------  ------------  --------  ----------------
Shopping mall and theater,
    Winston-Salem, North Carolina     $1,639,540   $ 9,558,893   $11,198,433   $3,535,524       N/A       01/30/86   5 and 40 years
Shopping center,
    Pilot Mountain, North Carolina       100,211     1,520,719     1,620,930      360,464       N/A       10/01/86      40 years
Shopping Center,
    Amelia Island, Florida             1,264,242     4,495,668     5,759,910    1,250,033       N/A       11/30/87   10 and 40 years

                                      ----------   -----------   -----------   ----------
                                      $3,003,993   $15,575,280   $18,579,273   $5,146,021
                                      ==========   ===========   ===========   ==========


Reconciliation of activity from December 31, 1993, through December 31, 1996:
  Balance, December 31, 1993          $3,950,081   $23,907,406   $27,857,487   $5,293,494
    Additions                            (19,811)       25,060         5,249            0
    Depreciation                               0             0             0      693,984
    Sale of rental property              (56,359)   (3,065,936)   (3,122,295)    (583,254)
                                      ----------   -----------   -----------   ----------
  Balance, December 31, 1994           3,873,911    20,866,530    24,740,441    5,404,224
    Additions                                  0     1,559,794     1,559,794            0
    Depreciation                               0             0             0      697,737
                                      ----------   -----------   -----------   ----------
  Balance, December 31, 1995           3,873,911    22,426,324    26,300,235    6,101,961
    Additions                                  0       272,184       272,184            0
    Depreciation                               0             0             0            0
    Sale of rental property             (360,918)   (4,218,228)   (4,579,146)    (955,940)
    Write-down of rental property       (509,000)   (2,905,000)   (3,414,000)           0
                                      ----------   -----------   -----------   ----------
  Balance, December 31, 1996          $3,003,993   $15,575,280   $18,579,273   $5,146,021
                                      ==========   ===========   ===========   ==========

Note: Aggregate cost for federal income tax purposes is $23,715,543 at December 31, 1996.