Form 10-Q
period 1997-03-31
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1997-05-14
CIK 784508

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number: 33-1889

       MARKETPLACE INCOME PROPERTIES, A NORTH CAROLINA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                             56-1493986
--------------------------------                -------------------
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

                                 Yes      No  X
                                     ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        3,000 limited partnership units outstanding as of April 30, 1997

                     Page 1 of 9 sequentially numbered pages

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996


                                                         March 31,
                                                            1997              December 31,
                                                        (unaudited)               1996
                                                        ------------          ------------
          ASSETS
Rental Properties (at cost):
  Land and improvements                                 $  2,974,341          $  3,003,993
  Buildings                                               15,325,735            15,273,412
  Furniture and equipment                                    301,868               301,868
                                                        ------------          ------------
                                                          18,601,944            18,579,273
  Accumulated depreciation                                (5,309,332)           (5,146,021)
                                                        ------------          ------------
                                                          13,292,612            13,433,252

Cash and cash equivalents                                    121,992               267,027
Restricted Cash                                              129,447                67,662
Accounts Receivable                                           42,303                38,776
Net Deferred Loan and Acquisition Costs                      309,517               184,446
Other                                                        142,203                90,163
                                                        ------------          ------------
                                                          14,038,074            14,081,326
                                                        ============          ============

          LIABILITIES AND PARTNERS' CAPITAL

Debt                                                       8,870,943             8,996,987
Payables to general partners and affiliates                   80,287                26,287
Other liabilities                                            172,161               156,150
                                                        ------------          ------------
                                                           9,123,391             9,179,424

Partners' capital:
  General partners                                            72,095                71,967
  Limited partners                                         4,842,588             4,829,935
                                                        ------------          ------------
                                                        $ 14,038,074          $ 14,081,326
                                                        ============          ============

     The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (unaudited)



                                          Three            Three
                                         Months           Months
                                         Ended             Ended
                                        March 31,         March 31,
                                          1997              1996
                                        --------         ---------

Income:
  Rent                                  $620,610         $ 734,104
  Interest and other                       6,875             5,292
                                        --------         ---------
                                         627,485           739,396

Expenses:
  Interest                               212,872           280,007
  Depreciation                           163,310           154,669
  Amortization                             9,280            13,853
  Operations and maintenance             179,001           217,348
  Professional fees                       22,495            22,949
  Legal Fees                               3,211           118,774
  Administrative and Other                24,535            33,814
                                        --------         ---------
                                         614,704           841,414

Income Before Minority Interest           12,781          (102,018)

Minority Interest                              0              (214)
                                        --------         ---------

Net income (loss)                       $ 12,781         ($101,804)
                                        ========         =========


     The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (unaudited)




                                    General            Limited
                                    Partners           Partners               Total
                                   ---------          -----------          -----------
Balance, December 31, 1995         $ 108,141          $ 8,411,110          $ 8,519,251
Net loss for the period               (1,018)            (100,786)            (101,804)
                                   ---------          -----------          -----------
Balance, March 31, 1996            $ 107,123          $ 8,310,324          $ 8,417,447
                                   =========          ===========          ===========

Balance, December 31, 1996         $  71,967          $ 4,829,935          $ 4,901,902
Net income for the period                128               12,653               12,781
                                   ---------          -----------          -----------
Balance, March 31, 1997            $  72,095          $ 4,842,588          $ 4,914,683
                                   =========          ===========          ===========



     The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                Increase (Decrease) in Cash and Cash Equivalents

                                   (unaudited)

                                                                                Three Months     Three Months
                                                                                    Ended            Ended
                                                                               March 31, 1997    March 31, 1996
                                                                               --------------    --------------

Net Income (Loss)                                                               $  12,781          ($101,804)
                                                                                ---------          ---------

Adjustments to reconcile net income to net cash provided by operations:
  Decrease (Increase) in accounts receivable                                       (3,527)            75,900
  Depreciation                                                                    163,310            154,669
  Amortization                                                                      9,280             13,853
  Minority Interest                                                                     0               (214)
  Increase in other assets                                                       (123,105)           (26,792)
  Increase (Decrease) in accrued liabilities                                       70,011            (29,224)
                                                                                ---------          ---------
  Total adjustments                                                               115,969            188,192
                                                                                ---------          ---------
  Net cash provided by operating activities                                       128,750             86,388

Cash flows from investing activities:
  Improvements in rental properties                                               (22,670)           (70,171)
                                                                                ---------          ---------
  Net cash used by investing activities                                           (22,670)           (70,171)

Cash flows from financing activities:
  Repayments of debt                                                             (126,044)           (98,046)
  Distributions to limited partners                                                     0                  0
  Increase in deferred loan costs                                                (125,071)                 0
                                                                                ---------          ---------
  Net cash used by financing activities                                          (251,115)           (98,046)

Net increase in cash and cash equivalents                                        (145,035)           (81,829)
Cash and cash equivalents at beginning of period                                  267,027            522,598
                                                                                ---------          ---------
Cash and cash equivalents at end of period                                      $ 121,992          $ 440,769
                                                                                =========          =========



     The accompanying notes are an integral part of the financial statements

                         MARKETPLACE INCOME PROPERTIES,
                      A NORTH CAROLINA LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Marketplace Income Properties, A North Carolina Limited Partnership (the "Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the three month period ended March 31, 1997. The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 1996 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results for a full year.

           1. PARTNERSHIP MATTERS AND SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015, unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at April 30, 1997, was 779. ISC Realty Corporation is the sole general partner.

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

                          2. RELATED PARTY TRANSACTIONS

The general partner earned $0 for managing leases on the Partnership's nursing home property during the three months ended March 31, 1997, and $4,500 for the three months ended March 31, 1996. Amounts earned by the general partner for the reimbursement of expenses of operating the Partnership was $8,333 for the three months ended March 31, 1996, and $12,500 for the three months ended March 31, 1997.

In addition, the general partner was paid $8,874 for guaranteeing the mortgage on the Mall for the three months ended March 31, 1997.

                          PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PARTNERSHIP MATTERS

The property investment portfolio consists of the Marketplace Mall in Winston-Salem, NC, Mt. Pilot Shopping Center in Pilot Mountain, NC, and Amelia Plaza in Fernandina Beach, FL. Meadowbrook Manor in Siler City, NC was sold in June, 1994, and Town & Country Convalescent Center in Tampa, FL was sold in July, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $121,922 at March 31, 1997, down from $267,027 at December 31, 1996.

The Registrant feels that these funds should be maintained as a reserve for the cost of operating and maintaining the properties.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1996

The Partnership had net income of $12,781 for the three months ended March 31, 1997, compared to a net loss of $101,804 for the same period of 1996. Rental income decreased from $734,104 for the three months ended March 31, 1996, to $620,610 for the three months ended March 31, 1997. The decrease is the result of the lost rental income associated with the sale of Town & Country.

Interest income increased from $5,292 for the three months ended March 31, 1996, to $6,875 for the three months ended March 31, 1997, as a result of higher cash reserves earning interest.

Interest expense for the three months ended March 31, 1997, was $212,872 compared with $280,007 for the same period of 1996. The decrease in 1997 as compared to 1996 was primarily due to the retirement of debt associated with the sale of Town & Country. On March 25, 1997, the Partnership refinanced the existing debt on Marketplace Mall, a move which will lower the Partnership's debt service by over $60,000 per year.

Depreciation expense increased from $154,669 for the three months ended March 31, 1996, to $163,310 for the three months ended March 31, 1997, as a result of additional capital improvements related to the food court construction project at Marketplace Mall in late 1996.

Administrative and other expenses decreased $9,279 to $24,535 when compared to the three months ended March 31, 1996. The decrease was largely the result of lower leasing commissions paid in 1997.

Legal expense decreased from $118,774 in first quarter 1996 to $3,211 in first quarter of 1997. The large expense in 1996 was due to legal costs and settlement expenses from litigation associated with the sale of Town & Country Convalescent Center. This litigation is further discussed in Part II, Item 1.

Operations and maintenance expense decreased from $217,348 in first quarter 1996, to $179,001 in first quarter 1997, due largely to higher snow removal and common area costs in 1996.


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

During the first quarter of 1996, the Partnership agreed to settle litigation arising from the sale of Town & Country Convalescent Center. The Partnership sold Town & Country to Advocare, the lessee, on July 9, 1996, for a sale price of $3,935,000. As of March 31, 1997, there was no pending legal action in association with this transaction.

ITEM 2.    CHANGES IN SECURITIES

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSIONS OF MATTER TO A VOTE OF SECURITIES HOLDERS

           None


ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 EX-27   FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

           (b)   Reports on Form 8-K
                 No reports on Form 8-K were required to be filed during the three months ended March 31, 1997.




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



                             MARKETPLACE INCOME PROPERTIES
                             A NORTH CAROLINA LIMITED PARTNERSHIP
                             ------------------------------------
                             (REGISTRANT)



                             BY: /S/ J. CHRISTOPHER BOONE
                                 --------------------------------------------
                                 J. CHRISTOPHER BOONE
                                 ISC REALTY CORPORATION,
                                 GENERAL PARTNER AND PRINCIPAL EXECUTIVE
                                 OFFICER, PRINCIPAL FINANCIAL OFFICER OF THE
                                 REGISTRANT


DATE: MAY 10, 1997