Form 10-Q
period 1997-06-30
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1997-08-13
CIK 784508

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 33-1889

       MARKETPLACE INCOME PROPERTIES, A NORTH CAROLINA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            North Carolina                             56-1493986
--------------------------------------------------------------------------------
    (State of other jurisdiction of                   (I.R.S. Employer
           or organization)                        Identification No.)

                                Interstate Tower
                                  P.O. Box 1012
                            Charlotte, NC 28201-1012
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  704/379-9164
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         5,000 limited partnership units outstanding as of July 31, 1997

                    Page 1 of 10 sequentially numbered pages

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997, AND DECEMBER 31, 1996


                                                      June 30,
                                                        1997              December 31,
                                                    (unaudited)               1996
                                                    ------------          ------------
          ASSETS
Rental Properties (at cost):
  Land and improvements                             $  2,974,341          $  3,003,993
  Buildings                                           15,365,634            15,273,412
  Furniture and equipment                                301,867               301,868
                                                    ------------          ------------
                                                      18,641,842            18,579,273
  Accumulated depreciation                            (5,472,641)           (5,146,021)
                                                    ------------          ------------
                                                      13,169,201            13,433,252

Cash and cash equivalents                                233,805               267,027
Restricted Cash                                          188,024                67,662
Accounts Receivable                                       47,139                38,776
Net Deferred Loan and Acquisition Costs                  307,738               184,446
Other                                                    105,452                90,163
                                                    ------------          ------------
                                                    $ 14,051,359          $ 14,081,326
                                                    ============          ============


          LIABILITIES AND PARTNERS' CAPITAL

Debt                                                $  8,853,168          $  8,996,987
Payables to general partners and affiliates               80,287                26,287
Other liabilities                                        199,663               156,150
                                                    ------------          ------------
                                                       9,133,118             9,179,424

Partners' capital:
  General partners                                        72,130                71,967
  Limited partners                                     4,846,111             4,829,935
                                                    ------------          ------------
                                                       4,918,241             4,901,902
                                                    ------------          ------------
                                                    $ 14,051,359          $ 14,081,326
                                                    ============          ============

     The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997, AND 1996

                                   (unaudited)



                                          Three             Three                Six                Six
                                         Months            Months               Months             Months
                                          Ended             Ended               Ended              Ended
                                        June 30,           June 30,            June 30,           June 30,
                                          1997               1996                1997               1996
                                        --------         -----------          ----------         -----------


Income:
  Rent                                  $678,367         $   650,462          $1,298,977         $ 1,384,566
  Interest and other                       2,753              38,645               9,628              43,937
                                        --------         -----------          ----------         -----------
                                         681,120             689,107           1,308,605           1,428,503

Expenses:
  Interest                               189,642             279,050             402,514             559,057
  Depreciation                           163,310             148,384             326,620             303,053
  Amortization                             9,280              11,010              18,560              24,863
  Operations and maintenance             228,302             152,747             407,303             370,095
  Professional fees                          731                   0              23,226              22,949
  Legal                                    6,471              24,080               9,682             142,854
  Administrative and other                79,826              37,329             104,361              71,143
                                        --------         -----------          ----------         -----------
                                         677,562             652,600           1,292,266           1,494,014

Income before minority interest            3,558              36,507              16,339             (65,511)

Minority interest                              0                (265)                  0                (479)
                                        --------         -----------          ----------         -----------
Net income (loss)                       $  3,558         $    36,772          $   16,339         ($   65,032)
                                        ========         ===========          ==========         ===========

    The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30, 1997, AND 1996

                                   (unaudited)




                                     General           Limited
                                    Partners           Partners               Total
                                   ---------          -----------          -----------

Balance, December 31, 1995         $ 108,141          $ 8,411,110          $ 8,519,251
Net loss for the period                 (650)             (64,382)             (65,032)
                                   ---------          -----------          -----------
Balance, June 30, 1996             $ 107,491          $ 8,346,728          $ 8,454,219
                                   =========          ===========          ===========


Balance, December 31, 1996         $  71,967          $ 4,829,935          $ 4,901,902
Net loss for the period                  163               16,176          $    16,339
                                   ---------          -----------          -----------
Balance, June 30, 1997             $  72,130          $ 4,846,111          $ 4,918,241
                                   =========          ===========          ===========

    The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE SIX MONTHS ENDED JUNE 30, 1997, AND 1996

                Increase (Decrease) in Cash and Cash Equivalents

                                   (unaudited)

                                                                                Six Months        Six Months
                                                                                  Ended              Ended
                                                                              June 30, 1997      June 30, 1996
                                                                              -------------      -------------
Net Income                                                                      $  16,339          ($ 65,032)
                                                                                ---------          ---------

Adjustments to reconcile net income to net cash provided by operations:
  (Increase) Decrease in accounts receivable                                       (8,363)           103,604
  Depreciation                                                                    326,620            303,053
  Amortization                                                                     18,560             24,863
  Minority Interest                                                                     0               (478)
  Increase in other assets                                                       (135,651)           (29,406)
  Increase (Decrease) in accrued liabilities                                       97,513            (38,364)
  Increase in deferred loan and acquisition costs                                (141,852)                 0
                                                                                ---------          ---------
    Total adjustments                                                             156,827            363,272
                                                                                ---------          ---------
    Net cash provided by operating activities                                     173,166            298,240

Cash flows from investing activities:
  Improvements in rental properties                                               (62,569)           (71,631)
                                                                                ---------          ---------
    Net cash used by investing activities                                         (62,569)           (71,631)

Cash flows from financing activities:
  Repayments of debt                                                             (143,819)          (196,267)
  Distributions to limited partners                                                     0                  0
                                                                                ---------          ---------
    Net cash used by financing activities                                        (143,819)          (196,267)

Net increase in cash and cash equivalents                                         (33,222)            30,342
Cash and cash equivalents at beginning of period                                  267,027            522,598
                                                                                ---------          ---------
Cash and cash equivalents at end of period                                      $ 233,805          $ 552,940
                                                                                =========          =========


    The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES

                      A NORTH CAROLINA LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements of Marketplace Income Properties A North Carolina Limited Partnership ("the Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the six month period ended June 30, 1997. The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 1996 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the six month period ended June 30, 1997, are not necessarily indicative of the results for a full year.


2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015, unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at July 31, 1997, was 779. ISC Realty is the sole general partner.

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

3.  RELATED PARTY TRANSACTIONS

Amounts paid to the general partner for the reimbursement of expenses of operating the Partnership were $25,000 for the six months ended June 30, 1997, and 1996, respectively. The general partner earned a $54,000 fee for refinancing the mortgage on the Mall. This fee represents 1% of the amount of the mortgage.




                          PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PARTNERSHIP MATTERS

The Partnership was formed under the North Carolina Limited Partnership Act in November 1985. The property investment portfolio consists of the Marketplace Mall (the "Mall") in Winston-Salem, NC, Mt. Pilot Shopping Center ("Mt. Pilot") in Pilot Mountain, NC, and Amelia Plaza ("Amelia") in Fernandina Beach, FL. Meadowbrook Manor of Siler City, NC, was sold in June of 1994 and Town & Country Convalescent Center ("Town & Country") in Tampa, FL, was sold in July of 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $233,805 at June 30, 1997, down from $267,027 at December 31, 1996. This balance is being maintained as a reserve for capital improvements, debt repayments and other contingencies.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1997, AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

The Partnership had net income of $16,339 for the six months ended June 30, 1997, compared to a net loss of $65,032 for the same period in 1996. The change is attributable to the following variances in income and expense components.

Rental income decreased from $1,384,566 for the six months ended June 30, 1996, to $1,298,977 for the six months ended June 30, 1997. The decrease is due primarily to the loss of Town & Country rental income in 1997. Interest and other income fell from $43,937 to $9,628 due to lower cash balances held at the Partnership.

Interest expense for the six months ended June 30, 1997, was $402,514 compared with $559,057 for the same period in 1996. This decrease is primarily due to the July 1996 sale of Town & Country and retirement of the associated debt.

Operations and maintenance expense increased to $407,303 for the six months ended June 30, 1997, from $370,095 for the same period in 1996. This increase is attributable to several reasons, including higher common area maintenance and repair expenses at the Mall and Mt. Pilot, higher advertising expenses associated with a new national tenant at the Mall, and property tax and insurance escrows associated with the refinancing of the debt on the Mall.

Legal expense fell from $142,854 for the six months ended June 30, 1996, to $9,682 for the six months ended June 30, 1997. This drop in 1997 was due primarily to the legal fees incurred in 1996 in relation to the sale of Town & Country.

Administrative and other expenses increased from $71,143 for the six months ended June 30, 1996, to $104,361 for the six months ended June 30, 1997. The higher amount in 1997 is attributed primarily to the 1% mortgage banking fee earned by the general partner in association with the refinancing of the mortgage on the Mall.

THREE MONTHS ENDED JUNE 30, 1997, AS COMPARED TO THREE MONTHS ENDED
JUNE 30, 1996

The Partnership reported net income of $3,558 for the three months ended June 30, 1997, as compared to net income of $36,772 for the same period in 1996.

Rental income for the three months ended June 30, 1997, increased to $678,367 as compared to rental income of $650,462 for the same three month period in 1996. The increase is primarily the result of a timing difference in a large recovery collection from a major Amelia tenant. Partially offsetting this increase was the loss of rental income in 1997 from Town & Country.

Operations and maintenance expenses increased from $152,747 for the three months ended June 30, 1996, to $228,302 for the three months ended June 30, 1997. The increase is attributable to the factors explained above, including higher common area maintenance and repair expenses at the Mall and Mt. Pilot, higher advertising expenses associated with a new national tenant at the Mall, and property tax and insurance escrows associated with the refinancing of the debt on the Mall.

Legal expense was $6,471 for the three months ended June 30, 1997, a $17,609 decrease over the same period in 1996. The decrease stems from 1996 litigation costs surrounding the sale of Town & Country.

Administrative and other costs increased from $37,329 for the six months ended June 30, 1996, to $79,826 for the six months ended June 30, 1997. As explained above, the higher amount in 1997 is attributed primarily to the 1% mortgage banking fee earned by the general partner in association with the refinancing of the mortgage on the Mall.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submissions of Matter to a vote of Securities Holders

           In June of 1997, the general partner submitted a matter to a vote of the security holders. The general partner asked for limited partner approval for a sale of Marketplace Mall for a sale price that would generate a cash distribution amounting to no less than $500 per limited partner unit. The general partner also asked for limited partner approval for a sale of Amelia Plaza Shopping Center for a sale price that would generate a cash distribution amounting to no less than $200 per limited partner unit. Both matters were approved by the limited partners.

Item 5.    Other Information

           On July 11, 1996, the Partnership completed the sale of Town & Country Nursing Home for $3,935,000, as agreed upon in the purchase and sale agreement. The Partnership received approximately $1.0 million in net proceeds which was distributed on August 19, 1996, to the limited partners at the rate of $325 per unit.

           On March 14, 1997, the Partnership entered into a Real Estate Purchase Agreement to sell Mt. Pilot Shopping Center for a net sale price of $1,300,000. The sale price is to be paid in cash. Under the Purchase Agreement and its two Amendments, the buyer's due diligence period expired June 12, 1997, with closing scheduled for September 15, 1997. There are numerous conditions required under the contract and there is no guarantee that the sale will be successfully completed.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 EX 27     FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

           (b)  Reports on Form 8-K

                No reports on Form 8-K were required to be filed during the six months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     MARKETPLACE INCOME PROPERTIES
                                     LIMITED PARTNERSHIP
                                     --------------------------------------
                                                (REGISTRANT)



                                     BY:   /s/ J. CHRISTOPHER BOONE
                                           --------------------------------
                                           J. CHRISTOPHER BOONE
                                           PRESIDENT
                                           ISC REALTY CORPORATION
                                           GENERAL PARTNER




DATE: August 13, 1997