Form 10-Q
period 1997-09-30
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1997-11-13
CIK 784508

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 33-1889

       MARKETPLACE INCOME PROPERTIES, A NORTH CAROLINA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            North Carolina                                 56-1493986
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

       5,000 limited partnership units outstanding as of November 8, 1997

                    Page 1 of 10 sequentially numbered pages

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996



                                                    September 30,
                                                        1997               December 31,
                                                     (unaudited)               1996
                                                    -------------         -------------
          ASSETS
Rental Properties (at cost):
  Land and improvements                             $  2,874,130          $  3,003,993
  Buildings                                           13,838,908            15,273,412
  Furniture and equipment                                301,868               301,868
                                                    ------------          ------------
                                                      17,014,906            18,579,273
  Accumulated depreciation                            (4,896,467)           (5,146,021)
                                                    ------------          ------------
                                                      12,118,439            13,433,252

Cash and cash equivalents                              1,600,940               267,027
Restricted Cash                                          255,000                67,662
Accounts Receivable                                       35,533                38,776
Net deferred Loan and Acquisition Costs                  351,466               184,446
Other                                                     24,717                90,163
                                                    ------------          ------------
                                                    $ 14,386,095          $ 14,081,326
                                                    ============          ============


          LIABILITIES AND PARTNERS' CAPITAL

Debt                                                $  8,744,480          $  8,996,987
Payables to general partners and affiliates               80,287                26,287
Other liabilities                                        270,478               156,150
                                                    ------------          ------------
                                                       9,095,245             9,179,424

Partners' capital:
  General partner                                         75,856                71,967
  Limited partners                                     5,214,994             4,829,935
                                                    ------------          ------------
                                                       5,290,850             4,901,902
                                                    ------------          ------------
                                                    $ 14,386,095          $ 14,081,326
                                                    ============          ============

          See attached notes to the consolidated financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (unaudited)

                                                         Three               Three               Nine                Nine
                                                        Months              Months              Months              Months
                                                         Ended               Ended              Ended               Ended
                                                      September 30,      September 30,       September 30,       September 30,
                                                          1997               1996                1997                1996
                                                       ---------          ----------         -----------          ----------

Revenue:
  Rent                                                 $ 586,961          $  681,365         $ 1,885,939          $2,065,931
  Interest and other                                      15,468              10,619              25,095              54,556
                                                       ---------          ----------         -----------          ----------
                                                         602,429             691,984           1,911,034           2,120,487

Expenses:
  Interest                                               194,716             204,543             597,230             763,600
  Depreciation                                                 0             123,440                   0             426,493
  Amortization                                             9,280               2,028              27,839              26,891
  Operations and maintenance                             209,528             219,040             616,830             589,135
  Professional fees                                          588               1,826              23,815              24,775
  Legal fees                                               6,676               9,700              16,358             152,554
  Administrative and Other                                31,406              42,454             135,768             113,597
                                                       ---------          ----------         -----------          ----------
                                                         452,194             603,031           1,417,840           2,097,045
                                                       ---------          ----------         -----------          ----------

Income before gain, extraordinary income
and minority interest                                    150,235              88,953             493,194              23,442

Net gain (loss) on sale of Partnership assets           (104,246)            255,140            (104,246)            255,140
                                                       ---------          ----------         -----------          ----------

Income (loss) before extraordinary income and
 minority interest                                        45,989             344,093             388,948             278,582

Extraordinary gain on extinquishment of debt                   0              58,532                   0              58,532
                                                       ---------          ----------         -----------          ----------

Income after gain and before minority interest            45,989             402,625             388,948             337,114

Minority interest                                              0               2,427                   0               1,948
                                                       ---------          ----------         -----------          ----------

Net income (loss)                                      $  45,989          $  400,198         $   388,948          $  335,166
                                                       =========          ==========         ===========          ==========

          See attached notes to the consolidated financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)



                                      General           Limited
                                     Partners           Partners               Total
                                    ---------          -----------          -----------

Balance, December 31, 1995          $ 108,141          $ 8,411,110          $ 8,519,251
Net income for the period               4,168              412,619              416,787
Distributions                          (9,848)            (975,000)            (984,848)
                                    ---------          -----------          -----------
Balance, September 30, 1996         $ 102,461          $ 7,848,729          $ 7,951,190
                                    =========          ===========          ===========



Balance, December 31, 1996          $  71,967          $ 4,829,935          $ 4,901,902
Net income for the period               3,889              385,059              388,948
Distributions                               0                    0                    0
                                    ---------          -----------          -----------
Balance, September 30, 1997         $  75,856          $ 5,214,994          $ 5,290,850
                                    =========          ===========          ===========

          See attached notes to the consolidated financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (unaudited)

                                                                                     Nine                   Nine
                                                                                  Months               Months
                                                                                  Ended                Ended
                                                                                September 30,       September 30,
                                                                                   1997                 1996
                                                                                -----------          -----------

Net Income                                                                      $   388,948          $   335,166

Adjustments to reconcile net income to net cash provided by operations:
  Decrease in accounts receivable                                                     3,243               75,477
  Depreciation                                                                            0              426,493
  Amortization                                                                       27,839               26,891
  Minority Interest                                                                       0              (26,501)
  Increase in restricted cash and deposits                                         (187,338)             (50,087)
  Other                                                                              48,786                4,403
  (Decrease) Increase in accrued liabilities                                        168,328              (60,695)
  (Decrease) Increase in deferred loan costs                                       (194,859)              11,333
                                                                                -----------          -----------
   Total adjustments                                                               (134,001)             407,314
                                                                                -----------          -----------
   Net cash provided by operating activities                                        254,947              742,480
                                                                                -----------          -----------

Cash flows from investing activities:
  Improvements in rental properties                                                 (74,432)                   0
  Disposition of P, P & E, net of accumulated depreciation
      upon sale of Town & Country                                                 1,389,246            3,475,635
                                                                                -----------          -----------
   Net cash provided by investing activities                                      1,314,814            3,475,635

Cash flows from financing activities:
  Repayments of debt                                                               (252,507)            (291,606)
  Proceeds from Mall refinancing                                                  5,464,215                    0
  Repayment of debt upon Mall refinancing                                        (5,447,556)                   0
  Retirement of debt upon sale of Town & Country                                          0           (2,926,835)
  Distributions to General Partner                                                        0               (9,848)
  Distributions to Limited Partners                                                       0             (975,000)
                                                                                -----------          -----------
  Net cash used by financing activities                                            (235,848)          (4,203,289)

Net increase in cash and cash equivalents                                         1,333,913               14,826
Cash and cash equivalents at beginning of period                                    267,027              522,598
                                                                                -----------          -----------
Cash and cash equivalents at end of period                                      $ 1,600,940          $   537,424
                                                                                ===========          ===========

          See attached notes to the consolidated financial statements

                          MARKETPLACE INCOME PROPERTIES

                      A NORTH CAROLINA LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements of Marketplace Income Properties A North Carolina Limited Partnership ("the Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the nine month period ended September 30, 1997. The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 1996 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the nine month period ended September 30, 1997, are not necessarily indicative of the results for a full year.


2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015 unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at November 7, 1997, was 779. ISC Realty is the sole general partner.

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

3.  RELATED PARTY TRANSACTIONS

Amounts paid to the general partner for the reimbursement of expenses of operating the Partnership were $37,500 for the nine months ended September 30, 1997, and 1996, respectively. The general partner earned $28,100 as a lease management fee (including accrued lease management fees of $18,000) for Town & Country for the nine months ended September 30, 1996, based upon rental revenue. The general partner also earned a fee of approximately $29,281 in 1996 for guaranteeing the mortgage on the Mall. This fee represents 2% of the amount of the balance guaranteed. Also in 1996, the general partner earned a 2% brokerage commission of $78,700 in conjunction with the sale of Town & Country. In 1997, the general partner earned a $54,000 fee, representing 1% of the mortgage balance, for the placement of a new loan for the Mall.



                          PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PARTNERSHIP MATTERS

The Partnership was formed under the North Carolina Limited Partnership Act in November 1985. The property investment portfolio consists of the Marketplace Mall (the "Mall") in Winston-Salem, NC. Meadowbrook Manor of Siler City, NC, was sold in June 1994. Town & Country Convalescent Center ("Town & Country") in Tampa, FL, was sold in July 1996. Mt. Pilot Shopping Center ("Mt. Pilot") in Pilot Mountain, NC, was sold in September 1997 and Amelia Plaza ("Amelia") in Fernandina Beach, FL was sold in November 1997.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $1,600,940 at September 30, 1997, up from $267,027 at December 31, 1996. At least $1,300,000 of this balance will be distributed to the limited partners by the end of November 1997. This remaining balance is being maintained as a reserve for capital improvements, debt repayments and other contingencies.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997, AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

The Partnership reported income of $388,948 for the nine months ended September 30, 1997, compared to net income of $335,166 for the same period in 1996. The 1997 results include a $104,000 loss on the sale of Mt. Pilot compared to the 1996 results which include a $255,000 gain on sale and a $58,500 gain on extinguishment of debt in conjunction with the sale of Town & Country.

Rental Revenue decreased approximately $180,000 in 1997 compared to 1996. The decrease is primarily the result of the sale of Town & Country in 1996. The other revenue accounts were comparable to the prior period results.

Depreciation and amortization expense decreased $425,545 to $27,839 for the period ending September 30, 1997 in accordance with the accounting policy to discontinue depreciating assets held for sale.

Interest expense for the nine months ended September 30, 1997, was $597,300 compared with $763,300 for the same period of 1996. The decrease of $166,000 in 1997 is attributable to the retirement of the Town & Country mortgage debt in 1996.

Operations and maintenance expense increased to $616,800 in 1997 from $589,135 for the nine month period in 1996. The increase of approximately $27,700 is attributable to an increase in common area maintenance expense and insurance costs at the Mall. In addition, the property taxes at Mt. Pilot, normally paid in the fourth quarter, were recognized upon the sale of the property in September.

Administrative and other expenses increased to $135,768 for the nine months ended September 30, 1997, from $113,597 for the nine months ended September 30, 1996. The higher amount in 1997 is attributed to the financing costs associated with the new Mall mortgage.

Legal expense decreased to $16,358 for the nine months ended September 30, 1997, a $136,000 decrease compared to the same period in 1996. The decrease results from the litigation surrounding the sale of Town & Country in 1996.


THREE MONTHS ENDED SEPTEMBER 30, 1997, AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

The Partnership reported net income of $45,989 for the three months ended September 30, 1997 compared to net income of $400,198 for the three months ended September 30, 1996.

Rental revenue for the three months ended September 30, 1997, decreased almost $95,000 to $586,900 as compared to the same three month period in 1996. The cause for the decrease is the loss of rental revenue from the sale of Town & Country as explained above.

Depreciation and amortization expense decreased from $125,500 for the three months ended September 30, 1996 to $9,280 for three month period ending September 30, 1997 in accordance with the accounting policy to discontinue depreciating assets held for sale.

Operations and maintenance expenses decreased approximately $9,500 in the three months ended September 30, 1997, compared to the three months ended September 30, 1996. The decrease is attributable to the adjustment of payments for property taxes and insurance associated with the refinancing of the Mall mortgage as explained above.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submissions of Matter to a vote of Securities Holders

           None

Item 5.    Other Information

           The sale of Mt. Pilot Shopping Center to Glenwood Pilot Mountain Company was completed on September 19, 1997. The financial results of the sale are included in the financial statements contained herein. The Partnership received approximately $1,270,000 in net proceeds from the sale. These funds are expected to be distributed to the limited partners by November 18, 1997.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

           EX-27 FINANCIAL DATA SCHEDULE  (FOR SEC USE ONLY)

           (b)   Reports on Form 8-K

                 No reports on Form 8-K were filed during the nine months ended September 30, 1997. An 8-K will be filed subsequent to the filing of this report, referencing the sale of Amelia Plaza.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              MARKETPLACE INCOME PROPERTIES
                              LIMITED PARTNERSHIP
                              -----------------------------------
                                         (REGISTRANT)



                              BY:  /S/ J. CHRISTOPHER BOONE
                                   ------------------------------
                                   J. CHRISTOPHER BOONE
                                   PRESIDENT
                                   ISC REALTY CORPORATION
                                   GENERAL PARTNER




DATE:  November 12, 1997