Form 10-K405
period 1997-12-31
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1998-03-31
CIK 784508

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1997

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from __________________ to _________________

Commission file number 33-1889

                         MARKETPLACE INCOME PROPERTIES,
                      A NORTH CAROLINA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


    North Carolina                                       56-1493986
(State of organization)                     (I.R.S. Employer Identification No.)


            201 N. Tryon St.
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

        3,000 Limited Partnership units outstanding as of March 19, 1998

Documents Incorporated by Reference:  See Item 14

                    Page 1 of 13 sequentially numbered pages

                                     PART I

ITEM 1 - BUSINESS

         Marketplace Income Properties, A North Carolina Limited Partnership (the "Registrant" or the "Partnership") is a North Carolina limited partnership organized in 1985. Until September 16, 1992, the general partners of the Partnership were ISC Realty Corporation ("ISCR" or the "General Partners"), a North Carolina corporation and a wholly-owned subsidiary of Interstate/Johnson Lane, Inc., and Benton Investment Company ("Benton"), a North Carolina corporation. On September 16, 1992, Benton was removed as a general partner after ISCR solicited proxies from the Limited Partners to vote for Benton's removal and Benton's request for a preliminary injunction to prohibit its removal was denied by the United States District Court for the Middle District of North Carolina. As a result, ISCR became the managing general partner of the Partnership. On January 11, 1993, ISCR and Benton closed a purchase agreement whereby ISCR purchased Benton's entire general partner interest in the Partnership effective January 1, 1993. Pursuant to this purchase transaction, ISCR succeeded to all of Benton's rights and interests under the Partnership Agreement, including Benton's interest in management fees, rights to reimbursement of administrative expenses and its 0.5% interest in Partnership distributions. None of the costs associated with these events and transactions, including the cost of purchasing Benton's interest in the Partnership, were charged to the Partnership.

         The Registrant's principal investment objectives are to own, hold, operate, lease, sell, and otherwise deal in commercial real estate properties (the "Properties") which offer the potential for (1) preservation and protection of capital invested in the Registrant, (2) cash distributions from operations of the Properties, (3) long term appreciation in value of the Properties, and (4) protection for investors against inflation. The Registrant currently owns the Marketplace Mall & Theaters in Winston-Salem, North Carolina (the "Mall"). Mt. Pilot Shopping Center in Pilot Mountain, North Carolina ("Mt. Pilot") was sold in September 1997 and Amelia Plaza Shopping Center in Fernandina Beach, Florida ("Amelia") was sold in November 1997. Town & Country Convalescent Center in Tampa, Florida (the "Tampa Project") was sold in July of 1996 and Country Forest Manor in Siler City, North Carolina (the "Siler City Project") was sold in June of 1994. See Item 2 for further discussion.

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

         ISCR or its affiliates currently serve as a general partner in 12 public and private partnerships which currently own various types of real property. None of the prior partnerships sponsored by ISCR now contemplate the acquisition of any additional properties due to all public funds being fully invested. The General Partner and their affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

         ISCR intends to devote only such time to the business of the Registrant as in its judgment is reasonably required. ISCR is engaged in other similar activities which also require the time and attention of its management and staff.

         As of March 19, 1998, the Registrant did not directly employ any persons in a full-time position. Certain employees of ISCR performed services for the Registrant during 1997.


ITEM 2 - PROPERTIES

         (a) The Marketplace Mall & Theaters

         The Mall is a 177,600 square foot enclosed shopping mall with a separate 20,576 square foot theater building on approximately 23 acres of land in Winston-Salem, (Forsyth County) North Carolina. The Mall is currently predominantly occupied by many small tenants between the range of 1,000 and 7,500 square feet in addition to the Hamricks space which is approximately 48,000 square feet. The separate theater building is occupied by Carmike Cinemas under a long-term lease. As of March 19, 1998, the Mall was 91% occupied.

         In April 1997, the Registrant satisfied the mortgage secured by the Mall with a loan obtained through the CMBS group at First Union National Bank. The new loan proceeds totalled $5.4 million at an interest rate of 8.875%. At December 31, 1997, the outstanding principal balance of the loan was $5,359,624.

         (b) Amelia Plaza Shopping Center

         Amelia was sold to Edens & Avant Limited Partnership in November 1997 for approximately $4.6 million. The net proceeds were used to retire the mortgage loan and for distribution to the limited partners.

         (c) Mt. Pilot Shopping Center

         Mt. Pilot was sold to Glenwood Mount Pilot LLC in September 1997 for approximately $1.3 million. The net proceeds were distributed to the limited partners.

ITEM 3 - LEGAL PROCEEDINGS

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND OTHER RELATED SECURITIES HOLDER MATTERS

         Transfer of the Registrant's Limited Partnership Units (the "Units") is subject to certain restrictions contained in the Registrant's Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resales of Units. As of March 19, 1998, 781 investors were recorded owners of 3,000 units. In the most recent fiscal year, the Registrant distributed $750 per unit to the Limited Partners.


ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)


                                  Year             Year             Year              Year             Year
                                  Ended            Ended            Ended            Ended             Ended
                                 Dec 31           Dec 31           Dec 31            Dec 31           Dec 31
                                  1997             1996             1995              1994             1993
                                 ------           ------           ------            ------           ------
Operating Revenues               $1,821,333      $ 2,226,544      $ 2,304,536       $ 2,691,315      $ 2,910,684

Net Income (Loss)                   382,685       (2,632,500)       2,131,222         1,842,760          (64,670)

Cash Dist's to LPs                2,250,000          975,000           37,095           750,000                0

Cash Dist's / Unit                      750              325              N/A               250                0

Total Assets                      8,674,668       14,081,326       21,218,733        22,443,152       23,347,975

Long-Term Debt                    5,359,624        8,996,987       12,310,526        15,705,327       17,704,926

Partners' Equity                  3,011,860        4,901,902        8,519,251         6,425,124        5,332,364

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

         The Registrant generated $293,259 of cash flow from operations during the year ended December 31, 1997. Cash payments during the year ended December 31, 1997, for improvements to rental properties amounted to $77,433. In addition, $9,037,363 of principal payments were made on loans, including $3,542,281 of debt retired in association with the sale of Amelia Plaza and $5,454,706 in connection with the refinancing of the Mall mortgage. The Registrar also incurred $5.4 million in debt on the Mall.

         As of December 31, 1997, the Registrant held cash and cash equivalents of $560,286. The Registrant feels that these funds should be used as a reserve for the cost of operating and maintaining the properties. It is anticipated that the Registrant's revenues from the operation of properties will be sufficient to meet both the Registrant's operating and capital expenditures through 1998. In addition, $77,620 was held in restricted cash accounts related to tenant deposits, and property tax escrows.

Results of Operations

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1997, TO FISCAL YEAR ENDED DECEMBER 31, 1996

         For the year ended December 31, 1997, the Registrant reported net income of $382,685 compared to a net loss of $2,632,500 for the year ended December 31, 1996. The writedown of rental property of $3,414,000 taken in 1996 created the greatest change.

         Rental income decreased from $2,166,913 to $1,779,079 for the year ended December 31, 1997. The $375,000 decrease resulted from the sale of Amelia Plaza and Mt. Pilot. Interest and other income decreased approximately $17,000, or 29%, for the same reason.

         Interest expense decreased from $952,311 in 1996 to $820,909 for the 1997 year. The repayment of the Amelia Plaza mortgage loan in 1997 contributed to the decrease as well as the repayment of the Town & Country mortgage loan in 1996. However, the higher interest rate on the Mall mortgage offset some of this decrease.

         Operations and maintenance expense decreased from $407,912 in 1996 to $285,604 in 1997. This decrease resulted largely from the property sales occurring in 1996 and 1997. Administrative expense was $116,661 for the year ended 1997, an $84,352 decrease (42%) compared to 1996. This total is comparable to the 1995 total and similar to the 1996 amount when the additional legal expense from that year are subtracted.

         Amortization expense increased to $94,710 in 1997 compared to $40,690 for the year ended December 31, 1996. The write-off of unamortized loan costs in connection with the refinancing of the Mall mortgage caused the increase in this expense.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1996, TO FISCAL YEAR ENDED DECEMBER 31, 1995

         For the year ended December 31, 1996, the Registrant reported a net loss of $2,632,500 as compared to net income of $2,131,222 for the year ended December 31, 1995. The most significant causes of this decrease were the $3,414,000 write-down of rental property taken in 1996, and the $2,413,950 extraordinary gain recorded in 1995 as the result of the forgiveness of debt on the Mall mortgage.

         Rental income decreased from $2,225,534 for the year ended December 31, 1995, to $2,166,913 for the year ended December 31, 1996, a decline of approximately $59,000. The primary reason for the decline was the loss of approximately $132,000 in rental income from Town & Country due to the mid-year sale of the property. Rental income at Amelia Plaza and Mt. Pilot Shopping Center was basically flat from 1995 to 1996, however, rental income at the Mall increased approximately $108,000 from 1995 to 1996, primarily due to Hamrick's paying a full year's rent in 1996.

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

         Operations and maintenance decreased approximately $195,000 during the year ended December 31, 1996, as compared to the year ended December 31, 1995. This decrease is primarily due to several reasons, all of which are related to the Mall. Due to a successful appeal of the 1993 property tax value of the Mall, property tax expense decreased by approximately $51,000 from 1995 to 1996. Also from 1995 to 1996, marketing expenses decreased approximately $36,000, common area maintenance decreased approximately $40,000, and leasing commissions decreased approximately $60,000. The decreases in marketing expenses, common area maintenance, and leasing commissions from 1995 to 1996 all are due to extraordinary expenses associated with the Hamrick's opening in 1995.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant has no directors or executive officers. Information as to the directors and executive officers of ISCR are as follows:

         Name              Information about Directors and Executive Officers
         ----              --------------------------------------------------
J. Christopher Boone       Director and President of ISCR.  He is 39 years old.

Edward C. Ruff             Director of ISCR.  He is 58 years old.

Robert B. McGuire          Treasurer of ISCR.  He is 50 years old.

Michael D. Hearn           Director and Secretary of ISCR.  He is 45 years old.

Lew F. Semones, Jr.        Director of ISCR.  He is 39 years old.

         J. Christopher Boone, President of ISCR and a Managing Director of Interstate/Johnson Lane Corporation ("I/JL"). Prior to joining I/JL in 1984, Mr. Boone was a tax specialist for Coopers & Lybrand, Certified Public Accountants. He received a Bachelor's Degree in Business Administration with an emphasis in accounting from the University of North Carolina at Chapel Hill.

         Edward C. Ruff is an Executive Managing Director and the Chief Operating Officer of I/JL and also serves on its Board of Directors. Mr. Ruff has been employed by I/JL since 1976. He is a graduate of the University of San Francisco, with a bachelor's degree in accounting. He is a director of ISCR.

         Robert B. McGuire is Treasurer of ISCR. In addition, he is Senior Vice President and Treasurer for I/JL. Mr. McGuire received a B.A. in Business Administration from Furman University and a Masters in Business Administration from Emory University.

         Michael D. Hearn has served as Secretary and General Counsel of I/JL since 1985. He is a Senior Managing Director and a member of the Board of Directors of I/JL. In May of 1992 he was elected a Director of ISCR. Mr. Hearn received a Bachelor of Science degree in Business Administration and a Juris Doctor from the University of North Carolina at Chapel Hill. He is Secretary of ISCR and a Director of ISCR.

         Lew F. Semones, Jr. is Senior Managing Director and Chief Financial Officer of I/JL. He is also a director of I/JL. Mr. Semones is a graduate of Lenoir Rhyne College, a Certified Public Accountant and a graduate of the Securities Industry Institute at The Wharton School of The University of Pennsylvania. He was elected as Director of ISCR in September, 1997.

ITEM 11 - EXECUTIVE COMPENSATION

         During the fiscal year ended December 31, 1997, the Registrant paid no compensation to the executive officers, directors or partners, of ISCR. See Item 13 "Certain Relationships and Related Transactions" for a discussion of amounts paid or which may be paid to ISCR for the year ending December 31, 1997.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 19, 1998, ISCR, the sole general partner, owns a 1% interest in net profits and net losses and distributions of distributable cash from operations and sale or refinancing proceeds of the Partnership as set forth in the Partnership Agreement. As of March 19, 1998, the following officer of ISCR owned the following number of LP units of the Registrant:


                                    NUMBER OF UNITS              PERCENT
            NAME                     SUBSCRIBED FOR              OF UNITS
            ----                    ---------------              --------
    J. Christopher Boone                   4                   Less than 1%


         ISCR is not aware of any beneficial owners of greater than five percent (5%) of the Limited Partners' Units.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation

         ISCR is entitled to compensation, fees and distributions in connection with the acquisition, operations and liquidation stages of the Partnership, all as set forth in the Partnership Agreement. No payments in excess of $86,200 were made to related parties during 1997. See Note 5 of the financial statements attached for detailed disclosure of fees paid to ISCR during the year.

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


                                      MARKETPLACE INCOME PROPERTIES
                                      a North Carolina Limited Partnership

                                      By:      ISC Realty Corporation
                                               General Partner




                                      By:      /s/ J. Christopher Boone
                                               ---------------------------------
                                               J. Christopher Boone
                                               President

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                                Title                         Date
---------                                -----                         ----



/s/ J. Christopher Boone                                         March 27, 1998
--------------------------------                                 --------------
J. Christopher Boone                Director and
                                    President of
                                    ISC Realty
                                    Corporation


/s/ Edward C. Ruff                                               March 27, 1998
--------------------------------                                 --------------
Edward C. Ruff                      Director of
                                    ISC Realty
                                    Corporation



/s/ Michael D. Hearn                                             March 27, 1998
--------------------------------                                 --------------
Michael D. Hearn                    Director and
                                    Secretary of
                                    ISC Realty
                                    Corporation



/s/ Lew F. Semones, Jr.                                          March 27, 1998
--------------------------------                                 --------------
Lew F. Semones, Jr.                 Director of
                                    ISC Realty
                                    Corporation

                                    Exhibit F
                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                              [Item 14(a) 1 and 2]

Pages
-----

Report of Independent Public Accountants                                   F-1

Financial Statements:

  Balance sheets at December 31,
     1997 and 1996                                                         F-2

  Statements of operations for the years ended
     December 31, 1997, 1996, and 1995                                     F-3

  Statements of partners' capital for the
     years ended December 31, 1997, 1996, and 1995                         F-4

  Statements of cash flows for the years
     ended December 31, 1997, 1996, and 1995                               F-5

  Notes to financial statements                                       F-6-F-13

Financial Statement Schedules:

  Schedule III - Real estate and accumulated depreciation
     for the year ended December 31, 1997                                 F-14




All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

         MARKETPLACE INCOME PROPERTIES


         ANNUAL REPORT ON FORM 10-K
         CONSOLIDATED FINANCIAL STATEMENTS
         AS OF DECEMBER 31, 1997, 1996 AND 1995
         TOGETHER WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Marketplace Income Properties:


We have audited the accompanying consolidated balance sheets of Marketplace Income Properties (a North Carolina Limited Partnership) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.


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


As discussed in Notes 1 and 2, the general partner began efforts in 1996 to sell the rental properties comprising the Partnership. The Partnership consummated sales for two of the rental properties in 1997 and one property in 1996.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marketplace Income Properties and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


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


                                                ARTHUR ANDERSEN LLP


Charlotte, North Carolina,
    February 27, 1998.

                          MARKETPLACE INCOME PROPERTIES

            CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1997 AND 1996




                              ASSETS                                 1997             1996
                              ------                                 ----             ----
RENTAL PROPERTIES HELD FOR SALE (Notes 1 and 2)                  $ 7,708,447      $13,433,252
CASH AND CASH EQUIVALENTS                                            560,286          267,027
RESTRICTED CASH                                                       77,620           67,662
RENTS RECEIVABLE                                                       5,651           38,776
DEFERRED ASSETS, net (Note 1)                                        173,019          184,446
OTHER ASSETS                                                         149,645           90,163
                                                                 -----------      -----------
                                                                 $ 8,674,668      $14,081,326
                                                                 ===========      ===========
                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------

MORTGAGE NOTES PAYABLE (Note 3)                                  $ 5,359,624      $ 8,996,987
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                127,890          138,154
PAYABLES TO GENERAL PARTNER AND AFFILIATES (Note 5)                  170,537           26,287
OTHER LIABILITIES                                                      4,757           17,996
                                                                 -----------      -----------
                Total liabilities                                  5,662,808        9,179,424
                                                                 -----------      -----------
PARTNERS' CAPITAL:
    General partner                                                   53,067           71,967
    Limited partners                                               2,958,793        4,829,935
                                                                 -----------      -----------
                Total partners' capital                            3,011,860        4,901,902
                                                                 -----------      -----------
                                                                 $ 8,674,668      $14,081,326
                                                                 ===========      ===========



           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                          MARKETPLACE INCOME PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                                         1997            1996              1995
                                                                     ----------      -----------       -----------
REVENUE:
    Rental income                                                    $1,779,079      $ 2,166,913       $ 2,225,534
    Interest and other income                                            42,254           59,631            79,002
                                                                     ----------      -----------       -----------
                 Total revenue                                        1,821,333        2,226,544         2,304,536
                                                                     ----------      -----------       -----------
OPERATING EXPENSES:
    Interest                                                            820,909          952,311         1,112,734
    Depreciation (Note 1)                                                     0                0           697,737
    Amortization                                                         94,710           40,690            55,413
    Operations and maintenance                                          285,604          407,912           603,828
    Administrative                                                      116,661          201,013           118,726
    Write-down of rental property, net (Note 2)                         120,764        3,414,000                 0
                                                                     ----------      -----------       -----------
                 Total operating expenses                             1,438,648        5,015,926         2,588,438
                                                                     ----------      -----------       -----------
OPERATING INCOME (LOSS)                                                 382,685       (2,789,382)         (283,902)
MINORITY INTEREST                                                             0                0             1,174
GAIN ON SALE OF RENTAL PROPERTIES (Note 2)                                    0           98,351                 0
                                                                     ----------      -----------       -----------
NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN ON EXTINGUISHMENT
    OF LONG-TERM DEBT                                                   382,685       (2,691,031)         (282,728)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF LONG-TERM DEBT (Note 3)               0           58,531         2,413,950
                                                                     ----------      -----------       -----------
NET INCOME (LOSS)                                                    $  382,685      $(2,632,500)      $ 2,131,222
                                                                     ==========      ===========       ===========
NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNER                       $    3,827      $   (26,325)      $    21,312
                                                                     ==========      ===========       ===========
NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS                      $  378,858      $(2,606,175)      $ 2,109,910
                                                                     ==========      ===========       ===========
NET INCOME (LOSS) PER LIMITED PARTNER UNIT (Note 1)                  $   126.29      $   (868.70)      $    703.30
                                                                     ==========      ===========       ===========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                          MARKETPLACE INCOME PROPERTIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                   GENERAL          LIMITED
                                   PARTNER          PARTNERS          TOTAL
                                  ---------       -----------      -----------
BALANCE, December 31, 1994        $  86,829       $ 6,338,295      $ 6,425,124
    Net income                       21,312         2,109,910        2,131,222
    Cash distributions                    0           (37,095)         (37,095)
                                  ---------       -----------      -----------
BALANCE, December 31, 1995          108,141         8,411,110        8,519,251
    Net loss                        (26,325)       (2,606,175)      (2,632,500)
    Cash distributions               (9,849)         (975,000)        (984,849)
                                  ---------       -----------      -----------
BALANCE, December 31, 1996           71,967         4,829,935        4,901,902
    Net income                        3,827           378,858          382,685
    Cash distributions              (22,727)       (2,250,000)      (2,272,727)
                                  ---------       -----------      -----------
BALANCE, December 31, 1997        $  53,067       $ 2,958,793      $ 3,011,860
                                  =========       ===========      ===========


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                          MARKETPLACE INCOME PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                          1997              1996              1995
                                                                      -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                 $   382,685       $(2,632,500)      $ 2,131,222
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities-
          Extraordinary gain on extinguishment of long-term debt                0           (58,531)       (2,413,950)
          Write-down of rental properties, net                            120,764         3,414,000                 0
          Gain on sale of rental property                                       0           (98,351)                0
          Depreciation and amortization                                    94,710            40,690           753,150
          Minority interest                                                     0                 0            (1,174)
          Decrease in rent receivable                                      33,125            66,018            13,242
          Other, net                                                       65,419          (169,284)           43,627
                                                                      -----------       -----------       -----------
                 Net cash provided by operating activities                696,703           562,042           526,117
                                                                      -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Improvements to rental properties                                     (77,433)         (272,184)       (1,559,794)
    Cash proceeds from sale of rental properties, net                   5,737,133         3,694,428                 0
                                                                      -----------       -----------       -----------
                 Net cash provided by (used in) investing
                   activities                                           5,659,700         3,422,244        (1,559,794)
                                                                      -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on mortgage notes payable                       (9,037,363)       (3,255,008)         (915,174)
    Proceeds from mortgage note                                         5,400,000                 0                 0
    Decrease in cash on deposit with lender                                     0                 0         1,401,571
    Payment of loan closing costs                                        (153,054)                0          (151,144)
    Cash distributions paid to partners                                (2,272,727)         (984,849)          (37,095)
                                                                      -----------       -----------       -----------
                 Net cash provided by (used in) financing
                   activities                                          (6,063,144)       (4,239,857)          298,158
                                                                      -----------       -----------       -----------
NET INCREASE (DECREASE) IN CASH                                           293,259          (255,571)         (735,519)
CASH AND CASH EQUIVALENTS, beginning of year                              267,027           522,598         1,258,117
                                                                      -----------       -----------       -----------
CASH AND CASH EQUIVALENTS, end of year                                $   560,286       $   267,027       $   522,598
                                                                      ===========       ===========       ===========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                          MARKETPLACE INCOME PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995



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

Under the terms of the partnership agreement, net income (loss) of the Partnership is allocated 99% to the limited partners and 1% to the general partner. Distributions are to be made (99% to limited partners and 1% to the general partner) semiannually, or more frequently at the discretion of the general partner provided, however, that the Partnership generates distributable cash flow as defined by the limited partnership agreement.

During 1996, the general partner began efforts to sell the rental properties comprising the Partnership. The Partnership consummated the sale of two rental properties in 1997 and one property in 1996. These sales and the related impact on the accompanying financial statements are discussed in Note 2.

Upon the sale, refinance or disposition of the partnership property, the partnership agreement specifies certain allocations of net proceeds and taxable gain or loss from the transaction.

PRINCIPLES OF CONSOLIDATION

Prior to July 9, 1996, the consolidated financial statements of the Partnership included the accounts of Marketplace Income Properties and its subsidiary, Marketplace Income Properties of Florida, collectively referred to as the Partnership. All significant intercompany transactions were eliminated in consolidation. As discussed in Note 2, the Partnership sold its ownership interest in Marketplace Income Properties of Florida effective July 9, 1996.

RENTAL PROPERTIES

The Partnership historically has owned and operated several shopping centers and nursing home properties. As discussed in Note 2, the Partnership sold its ownership interest in its sole remaining nursing home property during 1996, and in 1997, the Partnership consummated the sale of two of its remaining three shopping centers.

During 1996, the Partnership adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have an impact on the Company's financial position or results of operations with respect to long-lived assets held and used. Long-lived assets held for sale continue to be recorded at the lower of carrying amount or fair value less estimated cost to sell.

The partnership recorded a write-down of the carrying amount of the properties in 1996 of $3,414,000 to reflect the general partner's estimate of the properties' fair value less estimated costs to sell. In management's opinion, the recorded property amounts reflected on the accompanying consolidated balance sheet for the year ended December 31, 1997, approximates fair value less estimated costs to sell.

Effective January 1, 1996, depreciation on rental properties was discontinued in connection with the Partnership's efforts to actively pursue a sale of the properties. Prior to 1996, rental properties were carried at historical cost, less accumulated depreciation as provided on a straight-line basis over the economic useful lives of the properties, as follows:

          Land improvements                                   10 years
          Buildings and building improvements           35 to 40 years
          Furniture and equipment                        5 to 10 years

DEFERRED ASSETS

Deferred assets consist of deferred loan costs and deferred acquisition costs incurred in connection with the purchase of rental properties. Deferred loan costs are amortized over the terms of the respective loans. Deferred acquisition costs are being amortized on a straight-line basis over a period of 40 years. The Partnership wrote off $143,780 of unamortized deferred costs in 1997 in connection with the sale of two of its rental properties and the repayment/refinancing of certain debt in 1997.

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

NET INCOME PER LIMITED PARTNER UNIT

Net income per limited partner unit is calculated based on the weighted average number of units outstanding during the period (3,000 in 1997, 1996 and 1995).

RESTRICTED CASH

Restricted cash consists of tenant security deposits and certain escrowed funds at December 31, 1997 and 1996.

CASH EQUIVALENTS

The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practical to estimate the value.

         Cash, Cash Equivalents, Rents Receivable, Accounts Payable and Accrued Expenses - The carrying amount approximates fair value because of the short-term nature of these instruments.

         Long-term Debt - In the general partner's opinion, the fair value of the Partnership's long-term debt approximates its carrying value.

NEW ACCOUNTING PRONOUNCEMENT

During 1997 the Partnership adopted SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. The adoption of the pronouncement did not have any impact on the Partnership's computation of per unit data in the accompanying financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with the current year presentation.


2.  RENTAL PROPERTIES SOLD AND HELD FOR SALE:

DESCRIPTION OF PROPERTIES

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

SALE OF RENTAL PROPERTIES

In September 1997, the Partnership consummated the sale of Mount Pilot Shopping Center for an adjusted purchase price of approximately $1,284,000, less certain closing costs and commissions of $41,000. In October 1997, the Partnership consummated the sale of Amelia Plaza Shopping Center for an adjusted purchase price of approximately $4,629,000, less certain closing costs and commissions of $135,509. As discussed in Note 3, net proceeds from the sale of the Amelia Plaza Shopping Center were used to repay the related mortgage loan outstanding at the date of sale.

In connection with the sale of the two properties in 1997, the Partnership recorded adjustments to the carrying amounts of the respective properties to reflect revised estimates of fair value less cost to sell. These adjustments resulted in an additional net write-down of $120,764 in 1997 and, accordingly, no gain or loss was recognized on the sale of these properties.

Total combined revenues for the Mount Pilot and Amelia Plaza properties in 1997, 1996 and 1995 were $609,326, $780,309 and $780,397, respectively.

On August 1, 1987, the Partnership acquired a 99% interest in Marketplace Income Properties of Florida (d/b/a Town and Country Convalescent Center). The property is a 120-bed skilled and intermediate care nursing home located in Tampa, Florida. The facility is operated by an unrelated third party under a triple net lease. The purchase price of $4,930,000, excluding closing costs, was partially funded by a $3,300,000 mortgage note payable. Effective July 9, 1996, the Partnership sold its 99% interest in Marketplace Income Properties of Florida to an unrelated third party for a purchase price of $3,935,000, less certain closing costs. The sale resulted in a gain to the Partnership of $98,351 which has been included in the accompanying consolidated statements of operations. Town and Country Convalescent Center's total revenue was approximately $228,000 and $360,000, while total operating expenses were approximately $269,000 and $477,000 during 1996 and 1995, respectively. Included in the closing costs for the sale of Town and Country Convalescent Center is $100,000 paid in settlement of a dispute to a potential purchaser of the facility.


3.  MORTGAGE NOTES PAYABLE:

Mortgage notes payable consist of the following:

                                                                                     1997           1996
                                                                                  ----------     ----------
     Mortgage note payable, bearing interest at 8.875%, due April 1, 2007.
         The note is payable in monthly installments of $44,855, plus accrued interest. The note is secured by a deed of trust on
         Marketplace Mall and by the assignment of leases and rents               $5,359,624     $        0
     Mortgage note payable, bearing interest at 8.35%, due June 30, 1998.
         The note is payable in monthly installments of $17,521, plus accrued interest. The note is secured by a deed of trust on
         Marketplace Mall and by the assignment of leases and rents                        0      5,454,706
     Mortgage note payable, bearing interest at 8.25%, due October 1, 1998.
         Additional interest may result from a staged equity participation with the lender. The note is payable in monthly installments of principal and interest of $39,000 based on a 15-year amortization.
         The note is secured by a deed of trust on Amelia Plaza Shopping
         Center                                                                            0      3,542,281
                                                                                  ----------     ----------
                                                                                  $5,359,624     $8,996,987
                                                                                  ==========     ==========

During 1997, the mortgage loan secured by Marketplace Mall was refinanced with the proceeds of a $5,400,000 mortgage loan obtained from a new lender. As part of the refinancing, the Partnership wrote off unamortized deferred loan costs of $69,188 related to the previous mortgage note and has capitalized an additional $153,054 of new loan costs incurred in connection with the refinancing.

The mortgage loan secured by Amelia Plaza Shopping center was repaid in 1997 in connection with the sale of the property discussed in Note 2. In accordance with the terms of the mortgage agreement, participation interest of approximately $96,330 was paid to the lender as part of the mortgage repayment, which amount is included in interest expense in the accompanying statement of operations for the year ended December 31, 1997.

Pursuant to the sale of Town and Country Convalescent Center in 1996 (Note 2), the lender agreed to accept a discounted amount in settlement of the related mortgage note. The discounted prepayment resulted in a gain to the Partnership of $58,531, which is presented as an extraordinary item in the accompanying consolidated statement of operations for the year ended December 31, 1996.

During July 1995, two mortgage notes secured by deeds of trust on Marketplace Mall were refinanced through another lender. The discounted prepayment resulted in a gain, net of related deferred loan costs, to the Partnership of $2,413,950, which is presented as an extraordinary item in the accompanying consolidated statements of operations for the year ended December 31, 1995.

Future maturities of the Partnership's remaining mortgage note payable are as follows:

                     1998                           $   65,207
                     1999                               71,235
                     2000                               77,821
                     2001                               85,015
                     2002                               92,875
                     Thereafter                      4,967,471
                                                    ----------
                                                    $5,359,624
                                                    ==========

Cash paid for interest totaled $848,308, $977,902 and $1,151,956 for the years ended December 31, 1997, 1996 and 1995, respectively.


4.  LEASES:

The Partnership leases its rental properties under operating leases with initial terms that expire from 1997 through 2007. The leases are primarily net leases which require the lessee to pay substantially all operating, maintenance and repairs, and insurance and taxes on the leased property. Related expenses have been recorded net of such tenant reimbursements. The Partnership may receive additional rental income if tenant sales are in excess of stipulated amounts. Overage rents were $33,425, $11,266 and $31,834 for the years ended December 31, 1997, 1996 and 1995, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 1997, are as follows:


               1998                  $1,007,964
               1999                     730,896
               2000                     491,302
               2001                     442,259
               2002                     429,759
               Thereafter               991,376
                                     ----------
                                     $4,093,556
                                     ==========

Approximately 20% of the rental property is leased to one tenant under a lease that expires in 2004. Approximately 16% of the rental property is leased to another tenant under a lease that expires in 2005.


5.  RELATED-PARTY TRANSACTIONS:

The Partnership incurs certain costs and expenses related to services provided by its general partner and its affiliates. These costs and expenses were as follows for the years ended December 31, 1997, 1996 and 1995:

                                           1997        1996        1995
                                         -------     -------     -------
      Sales commission                   $86,200     $78,700     $     0
      Overhead reimbursement charge       50,000      50,000      50,000
      Lease commission                    15,080       8,970      45,000
      Loan guarantee fees                  8,875      38,858      20,073
      Lease management fees                    0      10,100      18,000
                                         =======     =======     =======

Sales commissions represent fees paid to an affiliate in connection with the sale of the Partnership's rental properties in 1997 and 1996 (see Note 2). Loan guarantee fees represent compensation paid to an affiliate of the general partner related to its guaranty of a portion of the Partnership's mortgage loan secured by Marketplace Mall. This guaranty was terminated in 1997 in connection with the refinancing of the Marketplace Mall mortgage loan discussed in Note 3.

6. RECONCILIATION OF FINANCIAL STATEMENT INCOME (LOSS) TO TAXABLE INCOME:

A reconciliation of financial statement and taxable income (loss) allocated to the limited partners follows:


                                                                            1997            1996            1995
                                                                          --------      -----------     ----------
      Financial statement net income (loss)                               $382,685      $(2,632,500)    $2,131,222
      Add (deduct)-
          Depreciation and amortization deducted for income tax
             purposes                                                            0         (827,991)      (219,916)
          Write-down of rental property                                          0        3,414,000              0
          Minority interest in subsidiary                                        0          182,918       (127,230)
          Tax gain in excess of book gain on sale of assets                      0          337,300              0
          Write-off of goodwill for tax, not book                                0         (370,668)             0
          Unearned rent income                                                   0          (21,031)       (10,180)
          Bad-debt expense                                                       0           36,275              0
          Property taxes accrued                                                 0           (4,136)       (14,790)
          Financial statement audit adjustments                           (122,991)
          Write-off of deferred loan costs for book not tax                      0                0         65,677
                                                                          --------      -----------     ----------
                       Taxable income                                     $259,694      $   114,167     $1,824,783
                                                                          ========      ===========     ==========

                          MARKETPLACE INCOME PROPERTIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1997



                                                                                                        COSTS CAPITALIZED
                                                        INITIAL COST TO COMPANY                     SUBSEQUENT TO ACQUISITION
                                                        LAND AND    BUILDINGS AND   IMPROVEMENTS,                   LAND AND
           DESCRIPTION              ENCUMBRANCES      IMPROVEMENTS   IMPROVEMENTS       NET       CARRYING COSTS  IMPROVEMENTS
Shopping mall and theater,
    Winston-Salem, North Carolina   $ 5,359,624       $2,483,199      $12,081,900   $(3,320,968)   $         0     $1,639,540
                                    ===========       ==========      ===========   ===========    ===========     ==========



                                                                                                                    LIFE ON WHICH
                                            GROSS AMOUNT AT WHICH CARRIED AT                                        DEPRECIATION
                                                     CLOSE OF PERIOD                                                  IN LATEST
                                      BUILDINGS AND                  ACCUMULATED       DATE OF    DATE ACQUIRED   INCOME STATEMENTS
           DESCRIPTION                IMPROVEMENTS       TOTAL       DEPRECIATION   CONSTRUCTION                     IS COMPUTED
Shopping mall and theater,
    Winston-Salem, North Carolina     $9,604,591      $11,244,131    $3,535,684          N/A         1/30/86             N/A
                                      ==========      ===========    ==========


Reconciliation of activity from December 31, 1994, through December 31, 1997:

         Balance, December 31, 1994                      $ 3,873,911       $ 20,866,530       $ 24,740,441       $ 5,404,224
             Additions                                             0          1,559,794          1,559,794                 0
             Depreciation                                          0                  0                  0           697,737
                                                         -----------       ------------       ------------       -----------

         Balance, December 31, 1995                        3,873,911         22,426,324         26,300,235         6,101,961
             Additions                                             0            272,184            272,184                 0
             Depreciation                                          0                  0                  0                 0
             Sale of rental property                        (360,918)        (4,218,228)        (4,579,146)         (955,940)
             Write-down of rental properties                (509,000)        (2,905,000)        (3,414,000)                0
                                                         -----------       ------------       ------------       -----------

         Balance, December 31, 1996                        3,003,993         15,575,280         18,579,273         5,146,021
             Additions                                             0             77,433             77,433                 0
             Write-down, net, of rental properties                 0           (120,764)          (120,764)                0
             Sale of rental properties                    (1,364,453)        (5,927,358)        (7,291,811)       (1,610,337)
                                                         -----------       ------------       ------------       -----------
         Balance, December 31, 1997                      $ 1,639,540       $  9,604,591       $ 11,244,131       $ 3,535,684
                                                         ===========       ============       ============       ===========


Note: Aggregate cost for federal income tax purposes is $9,009,682 at December 31, 1997.