Form 10-Q
period 1998-03-31
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1998-05-15
CIK 784508

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                         Commission file number: 33-1889

       MARKETPLACE INCOME PROPERTIES, A NORTH CAROLINA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         North Carolina                                         56-1493986
 (State of other jurisdiction of                             (I.R.S. Employer
        or organization)                                    Identification No.)

                                Interstate Tower
                                  P.O. Box 1012
                            Charlotte, NC 28201-1012
                    (Address of principal executive offices)
                                   (Zip Code)

                                  704/379-9164
              (Registrant's telephone number, including area code)

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

        3,000 limited partnership units outstanding as of April 30, 1998

                     Page 1 of 9 sequentially numbered pages

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997


                                                  March 31,
                                                     1998           December 31,
                                                 (unaudited)            1997
                                                 ------------      -------------
          ASSETS
Rental Properties (at cost):
  Land and improvements                          $  1,639,540       $  1,639,540
  Buildings                                         9,316,790          9,311,450
  Furniture and equipment                             293,140            293,141
                                                 ------------       ------------
                                                   11,249,470         11,244,131
  Accumulated depreciation                         (3,535,524)        (3,535,684)
                                                 ------------       ------------
                                                    7,713,946          7,708,447

Cash and cash equivalents                             463,274            560,286
Restricted Cash                                       103,813             77,620
Accounts Receivable                                    27,128              5,651
Net Deferred Loan and Acquisition Costs               248,939            173,019
Other                                                 115,309            149,650
                                                 ------------       ------------
                                                    8,672,409          8,674,673
                                                 ============       ============

          LIABILITIES AND PARTNERS' CAPITAL

Debt                                                5,351,888          5,359,624
Payables to general partners and affiliates           157,016            170,537
Other liabilities                                     111,336            132,652
                                                 ------------       ------------
                                                    5,620,240          5,662,813

Partners' capital:
  General partners                                     53,470             53,067
  Limited partners                                  2,998,699          2,958,793
                                                 ------------       ------------
                                                 $  8,672,409       $  8,674,673
                                                 ============       ============

    The accompanying notes are an integral part of the financial statements.

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (unaudited)



                                   Three          Three
                                   Months         Months
                                   Ended          Ended
                                  March 31,      March 31,
                                    1998           1997
                                  --------      --------


Income:
  Rent                            $365,952      $620,610
  Interest and other                15,300         6,875
                                  --------      --------
                                   381,252       627,485

Expenses:
  Interest                         103,024       212,872
  Amortization                           0         9,280
  Operations and maintenance       200,177       179,001
  Professional fees                 21,326        22,495
  Legal Fees                         1,435         3,211
  Administrative and Other          14,981        24,535
                                  --------      --------
                                   340,943       451,394

Net income                        $ 40,309      $176,091
                                  ========      ========


    The accompanying notes are an integral part of the financial statements.

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (unaudited)




                                General      Limited
                                Partners     Partners           Total
                                --------    -----------      ----------

Balance, December 31, 1996      $71,967      $4,829,935      $4,901,902
Net income for the period           128          12,653          12,781
                                -------      ----------      ----------
Balance, March 31, 1997         $72,095      $4,842,588      $4,914,683
                                =======      ==========      ==========


Balance, December 31, 1997      $53,067      $2,958,793      $3,011,860
Net income for the period           403          39,906          40,309
                                -------      ----------      ----------
Balance, March 31, 1998         $53,470      $2,998,699      $3,052,169
                                =======      ==========      ==========

    The accompanying notes are an integral part of the financial statements.

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                Increase (Decrease) in Cash and Cash Equivalents

                                   (unaudited)

                                                                          Three Months       Three Months
                                                                              Ended             Ended
                                                                          March 31, 1997    March 31, 1997
                                                                          --------------    --------------
Net Income                                                                   $  40,309       $ 176,091
                                                                             ---------       ---------

Adjustments to reconcile net income to net cash provided by operations:
  Increase in accounts receivable                                              (21,477)         (3,527)
  Amortization                                                                       0           9,280
  Decrease (Increase) in other assets                                            8,148        (123,105)
  Increase (Decrease) in accrued liabilities                                   (34,997)         70,011
                                                                             ---------       ---------
  Total adjustments                                                            (48,326)        (47,341)
                                                                             ---------       ---------
  Net cash provided by operating activities                                     (8,017)        128,750

Cash flows from investing activities:
  Improvements in rental properties                                             (5,339)        (22,670)
                                                                             ---------       ---------
  Net cash used by investing activities                                         (5,339)        (22,670)

Cash flows from financing activities:
  Repayments of debt                                                            (7,736)       (126,044)
  Increase in deferred loan costs                                              (75,920)       (125,071)
                                                                             ---------       ---------
  Net cash used by financing activities                                        (83,656)       (251,115)

Net increase in cash and cash equivalents                                      (97,012)       (145,035)
Cash and cash equivalents at beginning of period                               560,286         267,027
                                                                             ---------       ---------
Cash and cash equivalents at end of period                                   $ 463,274       $ 121,992
                                                                             =========       =========

    The accompanying notes are an integral part of the financial statements.

                         MARKETPLACE INCOME PROPERTIES,
                      A NORTH CAROLINA LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Marketplace Income Properties, A North Carolina Limited Partnership (the "Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the three month period ended March 31, 1998. The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 1997 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the results for a full year.

           1. PARTNERSHIP MATTERS AND SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015, unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at April 30, 1998, was 781. ISC Realty Corporation is the sole general partner.

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

                          2. RELATED PARTY TRANSACTIONS

Amounts earned by the general partner for the reimbursement of expenses of operating the Partnership was $8,333 for the three months ended March 31, 1998, and $12,500 for the three months ended March 31, 1997.

In addition, the general partner was paid $8,874 for guaranteeing the mortgage on the Mall for the three months ended March 31, 1997.

                          PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PARTNERSHIP MATTERS

The property investment portfolio consists of the Marketplace Mall in Winston-Salem, NC. Mt. Pilot Shopping Center in Pilot Mountain, NC, and Amelia Plaza in Fernandina Beach, FL were sold in 1997. Meadowbrook Manor in Siler City, NC was sold in June, 1994, and Town & Country Convalescent Center in Tampa, FL was sold in July, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $463,274 at March 31, 1998, down from $560,286 at December 31, 1997.

The Registrant feels that these funds should be maintained as a reserve for the cost of operating and maintaining the property.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

The Partnership had net income of $40,309 for the three months ended March 31, 1998, compared to income of $176,091 for the same period of 1997. Rental income decreased from $627,485 for the three months ended March 31, 1997, to $381,252 for the three months ended March 31, 1998. The decrease is the result of the lost rental income associated with the sale of Amelia Plaza and Mt. Pilot.

For the three months ended March 31, 1998, interest and other income increased to $15,300 from $6,875, as a result of higher cash reserves earning interest.

Interest expense for the three months ended March 31, 1998, was $103,024 compared with $212,872 for the same period of 1997. The decrease in 1998 as compared to 1997 was primarily due to the retirement of debt on Amelia Plaza upon the sale of the property.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES

           None


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None


ITEM 4.    SUBMISSIONS OF MATTER TO A VOTE OF SECURITIES HOLDERS

           None


ITEM 5.    OTHER INFORMATION

           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 EX-27   FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

           (b)   Reports on Form 8-K
                 No reports on Form 8-K were required to be filed during the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 MARKETPLACE INCOME PROPERTIES
                                 A NORTH CAROLINA LIMITED PARTNERSHIP
                                 (REGISTRANT)



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


DATE:       MAY 11, 1998
      ------------------------