Form 10-Q
period 1998-06-30
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1998-08-14
CIK 784508

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                              IJL Financial Center
                                  P.O. Box 1012
                            Charlotte, NC 28201-1012
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  704/379-9164
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and fiscal year ended,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]     No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        3,000 limited partnership units outstanding as of August 12, 1998

                     Page 1 of 9 sequentially numbered pages

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997


                                                     June 30,
                                                       1998               December 31,
                                                    (unaudited)               1997
                                                    -----------           -------------
          ASSETS
Rental Properties (at cost):
  Land and improvements                             $  1,639,540          $  1,639,540
  Buildings                                            9,324,422             9,311,450
  Furniture and equipment                                293,140               293,141
                                                    ------------          ------------
                                                      11,257,102            11,244,131
  Accumulated depreciation                            (3,535,524)           (3,535,684)
                                                    ------------          ------------
                                                       7,721,578             7,708,447

Cash and cash equivalents                                526,592               560,286
Restricted Cash                                           77,605                77,620
Accounts Receivable                                       11,857                 5,651
Net Deferred Loan and Acquisition Costs                  230,456               173,019
Other                                                    250,195               149,650
                                                    ------------          ------------
                                                       8,818,283             8,674,673
                                                    ============          ============

          LIABILITIES AND PARTNERS' CAPITAL

Debt                                                   5,330,644             5,359,624
Payables to general partners and affiliates              170,537               170,537
Other liabilities                                        110,108               132,652
                                                    ------------          ------------
                                                       5,611,289             5,662,813

Partners' capital:
  General partners                                        55,018                53,067
  Limited partners                                     3,151,976             2,958,793
                                                    ------------          ------------
                                                    $  8,818,283          $  8,674,673
                                                    ============          ============

    The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (unaudited)

                                                      Three            Three              Six                Six
                                                     Months            Months            Months             Months
                                                      Ended            Ended             Ended              Ended
                                                     June 30,         June 30,          June 30,           June 30,
                                                       1998             1997              1998               1997
                                                     --------         --------          --------          ----------


Income:
  Rent                                               $407,521         $678,367         $819,804           $1,298,977
  Interest and other                                   42,395            2,753           63,422                9,628
                                                     --------         --------         --------           ----------
                                                      449,916          681,120          883,226            1,308,605

Expenses:
  Interest                                            118,487          189,642          240,150              402,514
  Amortization                                              0            9,280                0               18,560
  Operations and maintenance                          149,813          228,302          299,100              407,303
  Professional fees                                     3,881              731           23,308               23,226
  Legal Fees                                            2,687            6,471            4,447                9,682
  Administrative and Other                             13,258           79,826          121,087              104,361
                                                     --------         --------         --------           ----------
                                                      288,126          514,252          688,092              965,646

Net income                                           $161,790         $166,868         $195,134           $  342,959
                                                     ========         ========         ========           ==========

Net income per limited partner unit                  $  53.39         $  55.07         $  64.39           $   113.18
                                                     ========         ========         ========           ==========

Limited Partner Units outstanding-wgtd. avg.             3,000            3,000           3,000                3,000
                                                     ========         ========         ========           ==========

    The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (unaudited)




                                  General           Limited
                                  Partners          Partners            Total
                                   -------         ----------         ----------

Balance, December 31, 1996         $71,967         $4,829,935         $4,901,902
Net income for the period            3,430            339,529            342,959
                                   -------         ----------         ----------
Balance, June 30, 1997             $75,397         $5,169,464         $5,244,861
                                   =======         ==========         ==========


Balance, December 31, 1997         $53,067         $2,958,793         $3,011,860
Net income for the period            1,951            193,183            195,134
                                   -------         ----------         ----------
Balance, June 30, 1998             $55,018         $3,151,976         $3,206,994
                                   =======         ==========         ==========


    The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                Increase (Decrease) in Cash and Cash Equivalents

                                   (unaudited)

                                                              Six Months           Six Months
                                                                 Ended               Ended
                                                             June 30, 1998       June 30, 1997
                                                             -------------       -------------

Net Income                                                      $ 195,134          $ 342,959
                                                                ---------          ---------

Adjustments to reconcile net income to
  net cash provided by operations:
  Decrease (Increase) in accounts receivable                       (6,206)            (8,363)
  Amortization                                                          0             18,560
  Decrease (Increase) in other assets                            (100,530)          (135,651)
  Increase (Decrease) in accrued liabilities                      (22,544)            97,513
                                                                ---------          ---------
  Total adjustments                                              (129,280)           (27,941)
                                                                ---------          ---------
  Net cash Provided by (Used for) operating activities             65,854            315,018

Cash flows from investing activities:
  Improvements in rental properties                               (13,131)           (62,569)
                                                                ---------          ---------
  Net cash used by investing activities                           (13,131)           (62,569)

Cash flows from financing activities:
  Increase (Decrease) in Note Payable                             (28,980)          (143,819)
  Decrease (Increase) in deferred loan costs                      (57,437)          (141,852)
                                                                ---------          ---------
  Net cash used by financing activities                           (86,417)          (285,671)

Net decrease in cash and cash equivalents                         (33,694)           (33,222)
Cash and cash equivalents at beginning of period                  560,286            267,027
                                                                ---------          ---------
Cash and cash equivalents at end of period                      $ 526,592          $ 233,805
                                                                =========          =========


    The accompanying notes are an integral part of the financial statements

                         MARKETPLACE INCOME PROPERTIES,
                      A NORTH CAROLINA LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Marketplace Income Properties, A North Carolina Limited Partnership (the "Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the six month period ended June 30, 1998. The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 1997 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the six month period ended June 30, 1998, are not necessarily indicative of the results for a full year.

1. Partnership Matters And Significant Accounting Policies

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015, unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at August 12, 1998, was 781. ISC Realty Corporation is the sole general partner.

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

2. Related Party Transactions

The amount earned by the general partner for the reimbursement of expenses of operating the Partnership was $10,417 for the six months ended June 30, 1998, and $24,996 for the six months ended June 30, 1997.

                          PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Partnership Matters

The property investment portfolio consists only of the Marketplace Mall in Winston-Salem, NC. Mt. Pilot Shopping Center in Pilot Mountain, NC, and Amelia Plaza in Fernandina Beach, FL were sold in 1997. Meadowbrook Manor in Siler City, NC was sold in June, 1994, and Town & Country Convalescent Center in Tampa, FL was sold in July, 1996. The general partner is actively marketing the Marketplace Mall for sale. No agreement had been reached as of the date of this report

Liquidity and Capital Resources

Cash and cash equivalents totaled $526,592 at June 30, 1998, down from $560,286 at December 31, 1997.

The Registrant feels that these funds should be maintained as a reserve for the cost of operating and maintaining the property.


Results of Operations

Six months ended June 30, 1998, as compared to the six months ended June 30,
1997

The Partnership had net income of $195,134 for the six months ended June 30, 1998, compared to income of $342,959 for the same period in 1997. Rental income decreased from $1,298,977 for the six months ended June 30, 1997, to $819,804 for the six months ended June 30, 1998. The decrease is the result of the lost rental income associated with the sale of Amelia Plaza and Mt. Pilot.

For the six months ended June 30, 1998, interest and other income increased to $63,422 from $9,628, as a result of higher cash reserves earning interest, reimbursement of $12,663 utility deposits on Amelia Plaza and a refund of $35,229 property tax refund overpayment for the Mall.

Interest expense for the six months ended June 30, 1998, was $240,150 compared with $402,514 for the same period of 1997. The decrease in 1998 as compared to 1997 was primarily due to the retirement of debt on Amelia Plaza upon the sale of the property.

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

             None


Item 6.      Exhibits and Reports on Form 8-K

             (a)    Exhibits

                    EX-27   FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

             (b)    Reports on Form 8-K

                    No reports on Form 8-K were required to be filed during the three months ended June 30, 1998.

                                   SIGNATURES

                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              MARKETPLACE INCOME PROPERTIES
                              A NORTH CAROLINA LIMITED PARTNERSHIP
                              (Registrant)



                              BY:  /s/ J. Christopher Boone
                                   ----------------------------
                                   J. Christopher Boone
                                   ISC Realty Corporation,
                                   General Partner and Principal Executive
                                   Officer, Principal Financial Officer of the
                                   Registrant


DATE: August 12, 1998