Form 10-Q
period 1998-09-30
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1998-11-16
CIK 784508

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

       5,000 limited partnership units outstanding as of November 13, 1998

                    Page 1 of 10 sequentially numbered pages

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                              September 30,
                                                  1998          December 31,
                                               (unaudited)          1997
                                              -------------     ------------
          ASSETS
Rental Properties (at cost):
  Land and improvements                       $ 1,588,847       $  1,639,540
  Buildings                                     6,173,953          9,311,450
  Furniture and equipment                         293,141            293,141
                                              -----------       ------------
                                                8,055,942         11,244,131
  Accumulated depreciation                       (293,141)        (3,535,684)
                                              -----------       ------------
                                                7,762,801          7,708,447

Cash and cash equivalents                         551,020            560,286
Restricted Cash                                    79,167             77,620
Accounts Receivable                                 3,358              5,651
Net deferred Loan and Acquisition Costs           222,491            173,019
Other                                             139,877            149,650
                                              -----------       ------------
                                              $ 8,758,714       $  8,674,673
                                              ===========       ============
          LIABILITIES AND PARTNERS' CAPITAL

Debt                                          $ 5,314,166       $  5,359,624
Payables to general partners and affiliates           480            170,537
Other liabilities                                  92,101            132,652
                                              -----------       ------------
                                                5,406,747          5,662,813

Partners' capital:
  General partner                                  56,797             53,067
  Limited partners                              3,295,171          2,958,793
                                              -----------       ------------
                                                3,351,967          3,011,860
                                              -----------       ------------
                                              $ 8,758,714       $  8,674,673
                                              ===========       ============

          See attached notes to the consolidated financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (unaudited)

                                                      Three           Three              Nine             Nine
                                                     Months          Months             Months           Months
                                                      Ended           Ended             Ended             Ended
                                                  September 30,   September 30,     September 30,     September 30,
                                                      1998            1997               1998             1997
                                                  -------------   -------------     -------------     -------------
Revenue:
  Rent                                            $ 419,794       $   586,961       $ 1,239,597       $ 1,885,939
  Interest and other                                  7,355            15,468            70,777            25,095
                                                  ---------       -----------       -----------       -----------
                                                    427,149           602,429         1,310,374         1,911,034

Expenses:
  Interest                                          118,087           194,716           358,237           597,230
  Depreciation                                            0                 0                 0                 0
  Amortization                                            0             9,280                 0            27,839
  Operations and maintenance                        254,772           209,528           553,872           616,830
  Professional fees                                     207               588            23,515            23,815
  Legal fees                                            628             6,676             5,076            16,358
  Administrative and Other                         (124,373)           31,406            (3,286)          135,768
                                                  ---------       -----------       -----------       -----------
                                                    249,321           452,195           937,413         1,417,841
                                                  ---------       -----------       -----------       -----------


Income before gain, extraordinary income            177,827           150,234           372,961           493,193

Net gain(loss) on sale of Partnership assets              0          (104,246)                0          (104,246)
                                                  ---------       -----------       -----------       -----------

Net income (loss)                                 $ 177,827       $    45,988       $   372,961       $   388,948
                                                  =========       ===========       ===========       ===========

Net income per limited partner unit               $   58.68       $     15.18       $    123.08       $    128.35
                                                  =========       ===========       ===========       ===========

Limited Partner Units outstanding-wgtd. avg           3,000             3,000             3,000             3,000
                                                  =========       ===========       ===========       ===========

          See attached notes to the consolidated financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (unaudited)


                                 General      Limited
                                 Partner      Partners           Total
                                 -------      ----------       ----------
Balance, December 31, 1996       $71,967      $4,829,935       $4,901,902
Net income for the period          3,889         385,059          388,948
Distributions                          0               0                0
                                 -------      ----------       ----------
Balance, September 30, 1997      $75,856      $5,214,994       $5,290,850
                                 =======      ==========       ==========



Balance, December 31, 1997       $53,067      $2,958,793       $3,011,860
Net income for the period          3,730         369,232          372,961
Distributions                          0         (32,854)         (32,854)
                                 -------      ----------       ----------
Balance, September 30, 1998      $56,797      $3,295,171       $3,351,967
                                 =======      ==========       ==========

          See attached notes to the consolidated financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                Increase (Decrease) in Cash and Cash Equivalents

                                   (unaudited)

                                                           Nine           Nine
                                                          Months         Months
                                                          Ended           Ended
                                                      September 30,   September 30,
                                                           1998           1997
                                                      -------------   -----------
Net Income                                            $ 372,961       $   388,948

Adjustments to reconcile net income to net cash
   provided by operations:
  Loss(Gain) on sale of rental properties                     0           104,246
  Decrease in accounts receivable                         2,293             3,243
  Amortization                                                0            27,839
  Increase in restricted cash and deposits               (1,547)         (187,338)
  Other                                                   9,773            48,788
  (Decrease) Increase in accrued liabilities           (210,608)          168,328
  (Decrease) Increase in deferred loan costs             49,472          (194,859)
                                                      ---------       -----------
   Total adjustments                                   (150,616)          (29,753)
                                                      ---------       -----------
   Net cash provided by operating activities            222,345           359,194
                                                      ---------       -----------

Cash flows from investing activities:
  Improvements in rental properties                    (153,299)          (74,432)
  Proceeds from sale of rental properties                     0         1,285,000
                                                      ---------       -----------
   Net cash provided by investing activities           (153,299)        1,210,568

Cash flows from financing activities:
  Repayments of debt                                    (45,458)         (252,507)
  Proceeds from Mall refinancing                              0         5,464,215
  Retirement of debt upon Mall refinancing                    0        (5,447,556)
  Distributions to General Partner                            0                 0
  Distributions to Limited Partners                     (32,854)                0
                                                      ---------       -----------
   Net cash used by financing activities                (78,312)         (235,848)

Net increase in cash and cash equivalents                (9,266)        1,333,914
Cash and cash equivalents at beginning of period        560,286           267,027
                                                      ---------       -----------
Cash and cash equivalents at end of period            $ 551,020       $ 1,600,940
                                                      =========       ===========

         See attached notes to the consolidated financial statements

                          MARKETPLACE INCOME PROPERTIES

                      A North Carolina Limited Partnership

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The consolidated financial statements of Marketplace Income Properties A North Carolina Limited Partnership ("the Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the nine month period ended September 30, 1998. The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 1997 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the nine month period ended September 30, 1998, are not necessarily indicative of the results for a full year.


2.  Organization and Summary of Significant Accounting Policies

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015 unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at November 13, 1998, was 781. ISC Realty is the sole general partner.

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

3.  Related Party Transactions

In September 1998, the general partner was paid a fee of $26,287 for distributions that had been accrued which resulted from the sale of properties in 1997. The general partner was paid $20,167 for reimbursement of expenses of operating the Partnership for the nine months ended September 30, 1998, compared to $37,500 for the nine months ended September 30, 1997. The lower fee results from adjustments made after the sale of properties in 1997. In January 1998, the general partner was paid a fee of $90,250 for sales commissions related to the sale of Mt. Pilot and Amelia Plaza Shopping Center that had previously been accrued. In June 1997, the general partner was paid a $54,000 fee, representing 1% of the mortgage balance, for the placement of a new loan for the Marketplace Mall.

                          PART 1. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Partnership Matters

The Partnership was formed under the North Carolina Limited Partnership Act in November 1985. The property investment portfolio consists of the Marketplace Mall (the "Mall") in Winston-Salem, NC. Meadowbrook Manor of Siler City, NC, was sold in June 1994. Town & Country Convalescent Center ("Town & Country") in Tampa, FL, was sold in July 1997. Mt. Pilot Shopping Center ("Mt. Pilot") in Pilot Mountain, NC, was sold in September 1997 and Amelia Plaza ("Amelia") in Fernandina Beach, FL was sold in October 1997. The general partner is actively marketing the Marketplace Mall for sale. No agreement has been reached as of the date of this report.

Liquidity and Capital Resources

Cash and cash equivalents totaled $551,020 at September 30, 1998, down from $560,286 at December 31, 1997. In July 1998, $32,854 was distributed to the limited partners. The distribution was the repayment of state sales tax withheld in this excess amount for 1997. The general partner feels that remaining cash should be retained for repairs and improvements to the Marketplace Mall, as may be necessary, while the property is offered for sale.

Results of Operations

The Partnership reported net income of $372,961 for the nine months ended September 30, 1998, compared to net income of $388,948 for the same period in 1997.

Rental revenue decreased approximately $646,342 in 1998 compared to 1997. The sale of properties during 1997 is reflected by this decrease in rental revenue. Interest income totaled $70,777 for the nine months ended September 30, 1998, compared to $25,095 for the same period in 1997. The increase in interest income is the result of maintaining higher cash reserves.

Depreciation and amortization expense decreased $27,839 to $0 for period ending September 30, 1998, in accordance with the accounting policy to discontinue depreciating assets held for sale.

Interest expense for the nine months ended September 30, 1998, was $358,237 compared with $597,230 for the same period in 1997. The decrease is attributable to the retirement of mortgage debt upon the sale of properties during 1997.

Operations and maintenance expense decreased to $553,872 in 1998 from $616,830 for the same nine month period in 1997. A portion of the Marketplace Mall parking lot was repaved during July 1998, at a cost of $89,100, which amount was reimbursed in November 1998, from the reserve escrow account held with the mortgage lender.

Administrative and other expenses decreased from $135,768 for the nine months ended September 30, 1997, to ($3,286) for the nine months ended September 30, 1998. This substantial decrease reflects a correcting entry made to reverse the accruals for general partner fees paid and expensed in 1997 and 1998.

Legal expense decreased to $5,076 for the nine months ended September 30, 1998, a $11,282 decrease compared to the same period in 1997. The decrease results from the ending of litigation surrounding the sale of Town & Country in 1997.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submissions of Matter to a vote of Securities Holders

          None

Item 5.   Other Information

          The Marketplace Mall continues to be listed for sale. Offers that have been received to date have been below expectations and below what the general partner believes to be an acceptable price. Consequently, the offers were turned down.

Item 6.   Exhibits and Reports on Form 8-K

          (a)       Exhibits

          EX-27     FINANCIAL DATA SCHEDULE  (FOR SEC USE ONLY)

          (b)       Reports on Form 8-K
                    No reports on Form 8-K were filed during the nine months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                 MARKETPLACE INCOME PROPERTIES
                                                 LIMITED PARTNERSHIP
                                                       (Registrant)



                                                 BY:/s/J. Christopher Boone
                                                    ----------------------------
                                                    J. Christopher Boone
                                                    President
                                                    ISC Realty Corporation
                                                    General Partner




DATE: November 13, 1998