Form 10-K405
period 1998-12-31
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1999-03-31
CIK 784508

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 31, 1998
                                                        -----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from__________________________________________to_________________

Commission file number 33-1889
                       -------

                         MARKETPLACE INCOME PROPERTIES,
                      A NORTH CAROLINA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


    North Carolina                                      56-1493986
(State of organization)                     (I.R.S. Employer Identification No.)


            201 N. Tryon St.
        Charlotte, North Carolina                           28202
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (704) 379-9164
                                                    ----------------

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

        3,000 Limited Partnership units outstanding as of March 29, 1999

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

         ISCR or its affiliates currently serve as a general partner in 10 public and private partnerships which currently own various types of real property. None of the prior partnerships sponsored by ISCR now contemplate the acquisition of any additional properties due to all public funds being fully invested. The General Partner and their affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

         ISCR intends to devote only such time to the business of the Registrant as in its judgment is reasonably required. ISCR is engaged in other similar activities which also require the time and attention of its management and staff.

         As of March 29, 1999, the Registrant did not directly employ any persons in a full-time position. Certain employees of ISCR performed services for the Registrant during 1998.


ITEM 2 - PROPERTIES

         (a)      The Marketplace Mall & Theaters

         The Mall is a 177,600 square foot enclosed shopping mall with a separate 20,576 square foot theater building on approximately 23 acres of land in Winston-Salem, (Forsyth County) North Carolina. The Mall is currently predominantly occupied by many small tenants between the range of 1,000 and 7,500 square feet in addition to the Hamricks space which is approximately 48,000 square feet. The separate theater building is occupied by Carmike Cinemas under a long-term lease. As of February 19, 1999, the Mall was 95% occupied.

         In April 1997, the Registrant satisfied the mortgage secured by the Mall with a loan obtained through the CMBS group at First Union National Bank. The new loan proceeds totaled $5.4 million at an interest rate of 8.875%. At December 31, 1998, the outstanding principal balance of the loan was $5,307,196.

         (b)      Amelia Plaza Shopping Center

         Amelia was sold to Edens & Avant Limited Partnership in October 1997 for approximately $4.6 million. The net proceeds were used to retire the mortgage loan and for distribution to the limited partners.

         (c)      Mt. Pilot Shopping Center

         Mt. Pilot was sold to Glenwood Mount Pilot LLC in September 1997 for approximately $1.3 million. Net proceeds were used to repay the mortgage loan.

         (d)      Town & Country Convalescent Center

         Town & Country Convalescent Center in Tampa, Florida (the "Tampa Project") was sold in July of 1996.

ITEM 3 - LEGAL PROCEEDINGS

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND OTHER RELATED SECURITIES HOLDER MATTERS

         Transfer of the Registrant's Limited Partnership Units (the "Units") is subject to certain restrictions contained in the Registrant's Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resales of Units. As of February 19, 1999, 781 investors were recorded owners of 3,000 units. In 1997, the Registrant distributed $750 per unit to the Limited Partners. There were no distributions to the Limited Partners during 1998.


ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)


                                  Year              Year             Year             Year             Year
                                  Ended            Ended             Ended            Ended            Ended
                                 Dec 31            Dec 31           Dec 31           Dec 31           Dec 31
                                  1998              1997             1996             1995             1994
                              -----------        ----------       ----------       ----------       ----------
Operating Revenues             $1,243,837        $1,821,333       $2,226,544       $2,304,536       $2,691,315

Net Income (Loss)              (1,514,933)          382,685       (2,632,500)       2,131,222        1,842,760

Cash Dist's to LPs                      0         2,250,000          975,000           37,095          750,000

Cash Dist's / Unit                      0               750              325              N/A              250

Total Assets                    6,955,223         8,674,668       14,081,326       21,218,733       22,443,152

Long-Term Debt                  5,307,196         5,359,624        8,996,987       12,310,526       15,705,327

Partners' Equity                1,496,927         3,011,860        4,901,902        8,519,251        6,425,124


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

         The Registrant generated $445,736 of cash flow from operations during the year ended December 31, 1998. Cash payments during the year ended December 31, 1998, for improvements to rental properties were $54,676.

         As of December 31, 1998, the Registrant held cash and cash equivalents of $728,381. The Registrant feels that these funds should be used as a reserve for the cost of operating and maintaining the properties. It is anticipated that the Registrant's revenues from the operation of properties will be sufficient to meet both the Registrant's operating and capital expenditures through 1999. In addition, $103,292 was held in restricted cash accounts related to tenant deposits, and property tax escrows.

         In addition, the Registrant recorded a $1,765,000 write-down on the Mall property. The Registrant believes that the book value more accurately reflects the fair market value as a result of the write-down.

Results of Operations

Comparison of fiscal year ended December 31, 1998, to fiscal year ended December 31, 1997

         For the year ended December 31, 1998, the Registrant reported a net loss of $1,514,933 compared to a net income of $382,685 for the year ended December 31, 1997. The 1998 write-down of rental property in the amount of $1,765,000 accounts for most of this difference.

         Rental income decreased from $1,779,079 to $1,167,814 for the year ended December 31, 1998. This decrease is a result of lower rental income from Marketplace Mall and lower tenant sales that reduced receipts of percentage rent. Interest and other income increased $33,769 due to higher cash reserves being held for capital improvements, repairs and maintenance.

         Interest expense decreased from $820,909 for the 1997 year to $478,361 in 1998. Debt service on only one remaining mortgage explains this decrease.

         Operations and maintenance expense increased slightly from $285,604 in 1997 to $298,792 in 1998. This increase is attributed to repairs made to the parking lot and HVAC system. Administrative expense increased by $13,456 for 1998. This increase is primarily due to additional professional fees incurred in connection with the writing-down of the properties that were sold in 1997. Amortization expense decreased from $94,710 in 1997 to $86,500 for the year ended December 31, 1998 due to a reduction in mortgage loans outstanding.

Comparison of fiscal year ended December 31, 1997, to fiscal year ended December 31, 1996

         For the year ended December 31, 1997, the Registrant reported net income of $382,685 compared to a net loss of $2,632,500 for the year ended December 31, 1996. The 1996 write-down of rental property in the amount of $3,414,000 explains the difference.

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

         Operations and maintenance expense decreased from $407,912 in 1996 to $285,604 in 1997. This decrease resulted largely from the property sales occurring in 1996 and 1997. Administrative expense was $116,661 for the year ended 1997, an $84,352 decrease compared to 1996.

         Amortization expense increased to $94,710 in 1997 compared to $40,690 for the year ended December 31, 1996. The write-off of unamortized loan costs in connection with the refinancing of the Mall mortgage caused the increase in this expense.

The Year 2000 Issue

         The Registrant determined that the potential consequences of year 2000 will not have a material effect on business, results of operations, or financial condition. This conclusion was reached after researching computer programs and third party vendors that are currently used to manage this limited partnership. The Registrant is not solely reliant upon outside systems or vendors for record keeping. Information is on file in our offices which states that existing computer software is Y2K compliant and that the third party vendor currently utilized will be Y2K compliant by June 30, 1999. The computer hardware and peripherals located in the Registrant's offices are also Y2K ready.

         If necessary, the Registrant can revert to manual methods for bookkeeping, check writing, preparation of financial statements and investor correspondence. Hard copies of essential information are available and will continue to be available well into the year 2000.

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


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant has no directors or executive officers. Information as to the directors and executive officers of ISCR are as follows:

         Name             Information about Directors and Executive Officers
         ----             --------------------------------------------------

J. Christopher Boone      Director and President of ISCR.  He is 40 years old.

Edward C. Ruff            Director of ISCR.  He is 59 years old.

Robert B. McGuire         Treasurer of ISCR.  He is 51 years old.

Michael D. Hearn          Director and Secretary of ISCR.  He is 46 years old.

Lewis F. Semones, Jr.     Director of ISCR.  He is 40 years old.


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

         Lewis F. Semones, Jr. is Senior Managing Director and Chief Financial Officer of I/JL. He is also a director of I/JL. Mr. Semones is a graduate of Lenoir Rhyne College, a Certified Public Accountant and a graduate of the Securities Industry Institute at The Wharton School of The University of Pennsylvania. He was elected as Director of ISCR in September, 1997.

         Effective April 1, 1999, Interstate/Johnson Lane will merge into Wachovia Corporation and will officially change its name to Wachovia Securities, Inc. The Registrant will be an affiliate of Wachovia Securities, Inc., but not be part of Wachovia Corporation's banking subsidiary. Personnel and offices will continue to operate as usual.



ITEM 11 - EXECUTIVE COMPENSATION

         During the fiscal year ended December 31, 1998, the Registrant paid no compensation to the executive officers, directors or partners, of ISCR. See Item 13 "Certain Relationships and Related Transactions" for a discussion of amounts paid or which may be paid to ISCR for the year ending December 31, 1998.


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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation

         ISCR is entitled to compensation, fees and distributions in connection with the acquisition, operations and liquidation stages of the Partnership, all as set forth in the Partnership Agreement. Payments totaling $34,900 were made to related parties during 1998. See Note 5 of the financial statements attached for detailed disclosure of fees paid to ISCR during the year.

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

                                      By:  ISC Realty Corporation
                                           General Partner




                                      By:  /S/ J. Christopher Boone
                                           ------------------------
                                           J. Christopher Boone
                                           President

                                   SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                                Title                         Date
---------                                -----                         ----



/S/ J. Christopher Boone                                         March 29, 1999
-----------------------------                                    --------------
J. Christopher Boone                Director and
                                    President of
                                    ISC Realty
                                    Corporation


/S/ Edward C. Ruff                                               March 29, 1999
-----------------------------                                    --------------
Edward C. Ruff                      Director of
                                    ISC Realty
                                    Corporation



/S/ Michael D. Hearn                                             March 29, 1999
-----------------------------                                    --------------
Michael D. Hearn                    Director and
                                    Secretary of
                                    ISC Realty
                                    Corporation



/S/ Lewis F. Semones, Jr.                                        March 29, 1999
-----------------------------                                    --------------
Lewis F. Semones, Jr.               Director of
                                    ISC Realty
                                    Corporation

                                    Exhibit F
                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                              [Item 14(a) 1 and 2]

Pages

Report of Independent Public Accountants                               F-1

Financial Statements:

  Balance sheets at December 31,
     1998 and 1997                                                     F-2

  Statements of operations for the years ended
     December 31, 1998, 1997, and 1996                                 F-3

  Statements of partners' capital for the
     years ended December 31, 1998, 1997, and 1996                     F-4

  Statements of cash flows for the years
     ended December 31, 1998, 1997, and 1996                           F-5

  Notes to financial statements                                   F-6-F-12

Financial Statement Schedules:

  Schedule III - Real estate and accumulated depreciation
     for the year ended December 31, 1998                             F-13




All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                          MARKETPLACE INCOME PROPERTIES

            CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1998 AND 1997



                                       ASSETS                          1998             1997
                                                                   ----------        ----------
RENTAL PROPERTIES HELD FOR SALE (Notes 1 and 2)                    $5,998,123        $7,708,447
CASH AND CASH EQUIVALENTS                                             728,381           560,286
RESTRICTED CASH                                                       103,292            77,620
RENTS RECEIVABLE                                                       32,129             5,651
DEFERRED ASSETS, net (Note 1)                                          87,048           173,019
OTHER ASSETS                                                            6,250           149,645
                                                                   ----------        ----------
                                                                   $6,955,223        $8,674,668
                                                                   ==========        ==========

                          LIABILITIES AND PARTNERS' CAPITAL
MORTGAGE NOTE PAYABLE (Note 3)                                     $5,307,196        $5,359,624
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                 151,100           127,890
PAYABLES TO GENERAL PARTNER AND AFFILIATES (Note 5)                      --             170,537
OTHER LIABILITIES                                                        --               4,757
                                                                   ----------        ----------
                 Total liabilities                                  5,458,296         5,662,808
                                                                   ----------        ----------
PARTNERS' CAPITAL:
    General partner                                                    37,918            53,067
    Limited partners                                                1,459,009         2,958,793
                                                                   ----------        ----------
                 Total partners' capital                            1,496,927         3,011,860
                                                                   ----------        ----------
                                                                   $6,955,223        $8,674,668
                                                                   ==========        ==========

                          MARKETPLACE INCOME PROPERTIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                         1998              1997            1996
                                                                      -----------       ----------      -----------
REVENUE:
    Rental income                                                     $ 1,167,814       $1,779,079      $ 2,166,913
    Interest and other income                                              76,023           42,254           59,631
                                                                      -----------       ----------      -----------
                 Total revenue                                          1,243,837        1,821,333        2,226,544
                                                                      -----------       ----------      -----------
OPERATING EXPENSES:
    Interest                                                              478,361          820,909          952,311
    Amortization                                                           86,500           94,710           40,690
    Operations and maintenance                                            298,792          285,604          407,912
    Administrative                                                        130,117          116,661          201,013
    Write-down of rental property (Notes 1 and 2)                       1,765,000          120,764        3,414,000
                                                                      -----------       ----------      -----------
                 Total operating expenses                               2,758,770        1,438,648        5,015,926
                                                                      -----------       ----------      -----------
OPERATING INCOME (LOSS)                                                (1,514,933)         382,685       (2,789,382)
GAIN ON SALE OF RENTAL PROPERTIES (Note 2)                                   --               --             98,351
                                                                      -----------       ----------      -----------

NET INCOME (LOSS) BEFORE EXTRAORDINARY GAIN ON EXTINGUISHMENT OF
    LONG-TERM DEBT                                                     (1,514,933)         382,685       (2,691,031)
EXTRAORDINARY GAIN ON EXTINGUISHMENT OF LONG-TERM DEBT (Note 3)
                                                                             --               --             58,531
                                                                      -----------       ----------      -----------
NET INCOME (LOSS)                                                     $(1,514,933)      $  382,685      $(2,632,500)
                                                                      ===========       ==========      ===========
NET INCOME (LOSS) ALLOCATED TO GENERAL PARTNER                        $   (15,149)      $    3,827      $   (26,325)
                                                                      ===========       ==========      ===========
NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS                       $(1,499,784)      $  378,858      $(2,606,175)
                                                                      ===========       ==========      ===========
BASIC NET INCOME (LOSS) PER LIMITED PARTNER
    UNIT (Note 1)                                                     $   (499.93)      $   126.29      $   (868.70)
                                                                      ===========       ==========      ===========

                          MARKETPLACE INCOME PROPERTIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
           FOR THE THREE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                 GENERAL          LIMITED
                                 PARTNER          PARTNERS            TOTAL
                                ---------       -----------       -----------
BALANCE, December 31, 1995      $ 108,141       $ 8,411,110       $ 8,519,251
    Net loss                      (26,325)       (2,606,175)       (2,632,500)
    Cash distributions             (9,849)         (975,000)         (984,849)
                                ---------       -----------       -----------
BALANCE, December 31, 1996         71,967         4,829,935         4,901,902
    Net income                      3,827           378,858           382,685
    Cash distributions            (22,727)       (2,250,000)       (2,272,727)
                                ---------       -----------       -----------
BALANCE, December 31, 1997         53,067         2,958,793         3,011,860
    Net loss                      (15,149)       (1,499,784)       (1,514,933)
                                ---------       -----------       -----------
BALANCE, December 31, 1998      $  37,918       $ 1,459,009       $ 1,496,927
                                =========       ===========       ===========

                          MARKETPLACE INCOME PROPERTIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                     1998              1997              1996
                                                                 -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                            $(1,514,933)      $   382,685       $(2,632,500)
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities-
          Extraordinary gain on extinguishment of
             long-term debt                                             --                --             (58,531)
          Write-down of rental properties                          1,765,000           120,764         3,414,000
          Gain on sale of rental property                               --                --             (98,351)
          Amortization                                                86,500            94,710            40,690
          Change in-
              Rents receivable                                       (26,478)           33,125            66,018
              Other, net                                             135,647            65,419          (169,284)
                                                                 -----------       -----------       -----------

                 Net cash provided by operating activities           445,736           696,703           562,042
                                                                 -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Improvements to rental properties                                (54,676)          (77,433)         (272,184)
    Cash proceeds from sale of rental properties, net                   --           5,737,133         3,694,428
                                                                 -----------       -----------       -----------
                 Net cash (used in) provided by investing
                   activities                                        (54,676)        5,659,700         3,422,244
                                                                 -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on mortgage note payable                      (52,428)       (9,037,363)       (3,255,008)
    Proceeds from mortgage note                                         --           5,400,000              --
    Principal payments on notes payable to general
        partners                                                    (170,537)         (153,054)             --
    Cash distributions paid to partners                                 --          (2,272,727)         (984,849)
                                                                 -----------       -----------       -----------
                Net cash used in financing activities               (222,965)       (6,063,144)       (4,239,857)
                                                                 -----------       -----------       -----------
NET INCREASE (DECREASE) IN CASH                                      168,095           293,259          (255,571)
CASH AND CASH EQUIVALENTS, beginning of year                         560,286           267,027           522,598
                                                                 -----------       -----------       -----------
CASH AND CASH EQUIVALENTS, end of year                           $   728,381       $   560,286       $   267,027
                                                                 ===========       ===========       ===========

                          MARKETPLACE INCOME PROPERTIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


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

RENTAL PROPERTIES

The Partnership historically has owned and operated several shopping centers and nursing home properties. As discussed in Note 2, the Partnership sold its ownership interest in its sole remaining nursing home property during 1996, and in 1997 the Partnership consummated the sale of two of its remaining three shopping centers.

During 1996, the Partnership adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 did not have an impact on the Company's financial position or results of operations with respect to long-lived assets held and used. Long-lived assets held for sale continue to be recorded at the lower of carrying amount or fair value less estimated cost to sell.

The partnership recorded a write-down of the carrying amount of the properties held for sale in 1998 and 1996 of $1,765,000 and $3,414,000, respectively, to reflect the general partner's estimate of the properties' fair value less estimated costs to sell. In management's opinion, the recorded property amounts reflected on the accompanying consolidated balance sheet as of December 31, 1998 and 1997, approximates fair value less estimated costs to sell.

Effective January 1, 1996, depreciation on rental properties was discontinued in connection with the Partnership's efforts to actively pursue a sale of all rental properties.

DEFERRED ASSETS

Deferred assets consist of deferred loan costs and deferred acquisition costs incurred in connection with the purchase of rental properties. The Partnership wrote off $143,780 of unamortized deferred costs in 1997 in connection with the sale of two of its rental properties and the repayment of certain debt.

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

NET INCOME PER LIMITED PARTNER UNIT

Net income per limited partner unit is calculated based on the weighted average number of units outstanding during the period (3,000 in 1998, 1997 and 1996).

RESTRICTED CASH

Restricted cash consists of tenant security deposits and certain escrowed funds at December 31, 1998 and 1997.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. These estimates also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

SALE OF RENTAL PROPERTIES

In September 1997, the Partnership consummated the sale of Mount Pilot Shopping Center for an adjusted sales price of approximately $1,284,000, less certain closing costs and commissions of $41,000. In October 1997, the Partnership consummated the sale of Amelia Plaza Shopping Center for an adjusted sales price of approximately $4,629,000, less certain closing costs and commissions of $135,509. As discussed in Note 3, net proceeds from the sale of the Amelia Plaza Shopping Center were used to repay the related mortgage loan outstanding at the date of sale.

In connection with the sale of the two properties in 1997, the Partnership recorded adjustments to the carrying amounts of the respective properties to reflect revised estimates of fair value less cost to sell. These adjustments resulted in an additional write-down of $120,764 in 1997 and, accordingly, no gain or loss was recognized on the sale of these properties.

Total combined revenues for the Mount Pilot and Amelia Plaza properties in 1997 and 1996 were $609,326 and $780,309, respectively.

Effective July 9, 1996, the Partnership sold its 99% interest in Marketplace Income Properties of Florida to an unrelated third party for a sales price of $3,935,000, less certain closing costs. The sale resulted in a gain to the Partnership of $98,351 which has been included in the accompanying consolidated statements of operations. Town and Country Convalescent Center's total revenue was approximately $228,000 while total operating expenses were approximately $269,000 during 1996. Included in the closing costs for the sale of Town and Country Convalescent Center is $100,000 paid in settlement of a dispute to a potential purchaser of the facility.

3.  MORTGAGE NOTE PAYABLE:

Mortgage note payable consists of the following:

                                                                                          1998           1997
                                                                                       ----------     ----------
        Mortgage note payable, bearing interest at 8.875%, remaining principal balance and any accrued interest due April 1, 2007. The note is payable in monthly installments of $44,855, plus accrued interest.
            The note is secured by a deed of trust on Marketplace Mall and by
            the assignment of leases and rents                                         $5,307,196     $5,359,624
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

Future maturities of the Partnership's remaining mortgage note payable are as follows:

              1999                             $   71,235
              2000                                 77,821
              2001                                 85,015
              2002                                 92,875
              2003                                101,456
              Thereafter                        4,878,794
                                               ==========
                                               $5,307,196

Cash paid for interest totaled $470,055, $848,308, and $977,902 for the years ended December 31, 1998, 1997 and 1996, respectively.

4.  LEASES:

The Partnership leases its rental property under operating leases with initial terms expiring from 1997 through 2007. The leases are primarily net leases which require the lessee to pay substantially all operating, maintenance and repairs and insurance and taxes on the leased property. Related expenses have been recorded net of such tenant reimbursements. The Partnership may receive additional rental income if tenant sales are in excess of stipulated amounts. Overage rents were $20,431, $33,425 and $11,266 for the years ended December 31, 1998, 1997 and 1996, respectively.

Future minimum lease payments under noncancelable operating leases as of December 31, 1998, are as follows:


               1999                   $  946,631
               2000                      931,407
               2001                      634,116
               2002                      245,228
               2003                      240,000
               Thereafter                751,376
                                      ==========
                                      $3,748,758

Approximately 20% of the rental property is leased to one tenant under a lease that expires in 2004. Approximately 16% of the rental property is leased to another tenant under a lease that expires in 2005.

5.  RELATED-PARTY TRANSACTIONS:

The Partnership incurs certain costs and expenses related to services provided by its general partner and its affiliates. These costs and expenses were as follows for the years ended December 31, 1998, 1997 and 1996:

                                     1998          1997          1996
                                   --------      --------      --------
Sales commission                   $   --        $ 86,200      $ 78,700
Overhead reimbursement charge        26,167        50,000        50,000
Lease commission                      8,733        15,080         8,970
Loan guarantee fees                    --           8,875        38,858
Lease management fees                  --            --          10,100
                                   --------      --------      --------
                                   $ 34,900      $160,155      $186,628
                                   ========      ========      ========

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

6. RECONCILIATION OF FINANCIAL STATEMENT INCOME (LOSS) TO TAXABLE INCOME:

A reconciliation of financial statement and taxable income (loss) allocated to the limited partners follows:

                                                                     1998            1997              1996
                                                                 -----------       ---------       -----------
Financial statement net income (loss)                            $(1,514,933)      $ 382,685       $(2,632,500)
Add (deduct)-
    Depreciation and amortization deducted for income tax
       purposes                                                     (410,555)       (624,110)         (827,991)
    Write-down of rental property                                  1,765,000            --           3,414,000
    Minority interest in subsidiary                                     --              --             182,918
    Tax gain in excess of book gain on sale of assets                   --           591,521           337,300
    Write-off of goodwill for tax, not book                             --              --            (370,668)
    Unearned rent income                                                --            (6,266)          (21,031)
    Bad-debt expense                                                 (33,155)         17,380            36,275
    Property taxes accrued                                              --              --              (4,136)
    Timing differences in recording loss on refinancing and
       sale of property                                                 --          (101,516)             --
                                                                 -----------       ---------       -----------
                 Taxable income                                  $  (193,643)      $ 259,694       $   114,167
                                                                 ===========       =========       ===========

                                                                    SCHEDULE III

                          MARKETPLACE INCOME PROPERTIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                                                      COSTS CAPITALIZED                GROSS AMOUNT AT
                                                                        SUBSEQUENT TO                  WHICH CARRIED AT
                                         INITIAL COST TO COMPANY         ACQUISITION                   CLOSE OF PERIOD
                                       --------------------------- ----------------------- ---------------------------------------
                                         LAND AND    BUILDINGS AND IMPROVEMENTS,  CARRYING    LAND AND   BUILDINGS AND
         DESCRIPTION      ENCUMBRANCES IMPROVEMENTS  IMPROVEMENTS      NET          COSTS  IMPROVEMENTS   IMPROVEMENTS    TOTAL
------------------------- ------------ ------------  ------------- -------------  -------- ------------  ------------- -----------
Shopping mall and
    theater, Winston-
    Salem, North Carolina  $5,307,196   $2,483,199    $12,081,900  $(5,033,292)    $  -     $1,639,540    $ 7,894,267  $ 9,533,807
                           ==========   ==========    ===========  ============    ======   ==========    ===========  ===========

Reconciliation of activity from December 31, 1995, through December 31, 1998:

        Balance, December 31, 1995                                                          $3,873,911    $22,426,324  $26,300,235
            Additions                                                                                -        272,184      272,184
            Write-down of rental properties                                                   (509,000)    (2,905,000)  (3,414,000)
                                                                                            ----------    -----------  ------------
        Balance, December 31, 1996                                                           3,003,993     15,575,280   18,579,273
            Additions                                                                                -         77,433       77,433
            Write-down of rental properties                                                          -       (120,764)    (120,764)
                                                                                            ----------    -----------  ------------
            Sale of rental properties                                                       (1,364,453)    (5,927,358)  (7,291,811)
                                                                                            ----------    -----------  ------------
        Balance, December 31, 1997                                                           1,639,540      9,604,591   11,244,131
            Additions                                                                                -         54,676       54,676
            Write-down of rental property                                                            -     (1,765,000)  (1,765,000)
                                                                                            ----------    -----------  ------------
        Balance, December 31, 1998                                                          $1,639,540    $ 7,894,267  $ 9,533,807
                                                                                            ==========    ===========  ===========



                                                                                           LIFE ON WHICH
                                                                                            DEPRECIATION
                                                                                              IN LATEST
                                                  ACCUMULATED     DATE OF      DATE       INCOME STATEMENTS
         DESCRIPTION                              DEPRECIATION  CONSTRUCTION  ACQUIRED       IS COMPUTED
-------------------------                         ------------  ------------  --------    -----------------
Shopping mall and
    theater, Winston-
    Salem, North Carolina                         $3,535,684       N/A        1/30/86             N/A



Reconciliation of activity from December
  31, 1995, through December 31, 1998:

Balance, December 31, 1995                        $6,101,961
    Additions                                              -
    Write-down of rental properties                        -
                                                  ----------
Balance, December 31, 1996                         5,146,021
    Additions                                              -
    Write-down of rental properties                        -
                                                  ----------
    Sale of rental properties                     (1,610,337)
                                                  ----------
Balance, December 31, 1997                         3,535,684
    Additions                                              -
    Write-down of rental property                          -
                                                  ----------
Balance, December 31, 1998                        $3,535,684
                                                  ==========



Note: Aggregate cost for federal income tax purposes is $16,537,290 at December 31, 1998.