Form 10-K405/A
period 1998-12-31
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1999-04-22
CIK 784508

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the fiscal year ended December 31, 1998
                                                        -----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ________________ to _________________

Commission file number 33-1889
                       -------

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

        3,000 Limited Partnership units outstanding as of April 21, 1999

Documents Incorporated by Reference:  None

                     Page 1 of 2 sequentially numbered pages

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

                                      By:  ISC Realty Corporation
                                           General Partner




                                      By:  /S/ J. Christopher Boone
                                           ------------------------
                                           J. Christopher Boone
                                           President

                                   SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                                Title                         Date
---------                                -----                         ----



/S/ J. Christopher Boone                                         April 22, 1999
-----------------------------                                    --------------
J. Christopher Boone                Director and
                                    President of
                                    ISC Realty
                                    Corporation


/S/ Edward C. Ruff                                               April 22, 1999
-----------------------------                                    --------------
Edward C. Ruff                      Director of
                                    ISC Realty
                                    Corporation



/S/ Michael D. Hearn                                             April 22, 1999
-----------------------------                                    --------------
Michael D. Hearn                    Director and
                                    Secretary of
                                    ISC Realty
                                    Corporation



/S/ Lewis F. Semones, Jr.                                        April 22, 1999
-----------------------------                                    --------------
Lewis F. Semones, Jr.               Director of
                                    ISC Realty
                                    Corporation

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Marketplace Income Properties:

We have audited the accompanying consolidated balance sheets of Marketplace Income Properties (a North Carolina Limited Partnership) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marketplace Income Properties and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and financial statement schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                 /s/ Arthur Andersen LLP

Charlotte, North Carolina,
         February 8, 1999.