Form 10-Q
period 1999-03-31
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1999-05-21
CIK 784508

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

         3,000 limited partnership units outstanding as of May 18, 1999

                     Page 1 of 9 sequentially numbered pages

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                                            March 31,
                                                              1999               December 31,
                                                           (unaudited)               1998
                                                       --------------------   -------------------
          ASSETS
Rental Properties (at cost):
  Land and improvements                                         $1,639,540            $1,639,540
  Buildings                                                      7,601,126             7,601,126
  Furniture and equipment                                          293,141               293,141
                                                       --------------------   -------------------
                                                                 9,533,807             9,533,807
Accumulated Depreciation                                        (3,535,684)           (3,535,684)
                                                       --------------------   -------------------
                                                                 5,998,123             5,998,123

Cash and cash equivalents                                          769,762               728,381
Restricted Cash                                                    145,449               103,292
Accounts Receivable                                                 65,262                32,129
Net Deferred Loan and Acquisition Costs                             78,711                87,048
Other                                                               13,935                 6,250
                                                       --------------------   -------------------
                                                                 7,071,242             6,955,223
                                                       ====================   ===================

          LIABILITIES AND PARTNERS' CAPITAL

Debt                                                             5,289,973             5,307,196
Payables to general partners and affiliates                              0                     0
Other liabilities                                                  149,892               151,100
                                                       --------------------   -------------------
                                                                 5,439,865             5,458,296

Partners' capital:
  General partners                                                  39,263                37,918
  Limited partners                                               1,592,115             1,459,009
                                                       --------------------   -------------------
                                                                $7,071,242            $6,955,223
                                                       ====================   ===================


    The accompanying notes are an integral part of the financial statements.

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (unaudited)

                                                              Three                      Three
                                                             Months                     Months
                                                              Ended                      Ended
                                                            March 31,                  March 31,
                                                              1999                       1998
                                                         ----------------           ----------------


Income:
  Rent                                                          $387,336                   $365,952
  Interest and other                                              32,361                     15,300
                                                         ----------------           ----------------
                                                                 419,697                    381,252

Expenses:
  Interest                                                       117,342                    103,024
  Operations and maintenance                                     139,526                    200,177
  Professional fees                                               16,829                     21,326
  Legal Fees                                                         684                      1,435
  Administrative and Other                                        10,866                     14,981
                                                         ----------------           ----------------
                                                                 285,247                    340,943

Net income                                                      $134,450                    $40,309
                                                         ================           ================

Net income per limited partner unit                               $44.37                     $13.30
                                                         ================           ================

Limited Partner Units outstanding-wgtd. avg.                       3,000                      3,000
                                                         ================           ================


    The accompanying notes are an integral part of the financial statements.

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (unaudited)




                                          General            Limited
                                          Partners            Partners                Total
                                       --------------   -------------------   ------------------



Balance, December 31, 1997                   $53,067            $2,958,793           $3,011,860
Net income for the period                        403                39,906               40,309
                                       --------------   -------------------   ------------------
Balance, March 31, 1997                      $53,470            $2,998,699           $3,052,169
                                       ==============   ===================   ==================


Balance, December 31, 1998                   $37,918            $1,459,009           $1,496,927
Net income for the period                      1,345               133,106              134,450
                                       --------------   -------------------   ------------------
Balance, March 31, 1999                      $39,263            $1,592,115           $1,631,377
                                       ==============   ===================   ==================


    The accompanying notes are an integral part of the financial statements.

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                Increase (Decrease) in Cash and Cash Equivalents

                                   (unaudited)

                                                                       Three Months            Three Months
                                                                          Ended                   Ended
                                                                      March 31, 1999          March 31, 1998
                                                                   ---------------------   ---------------------

Net Income                                                                     $134,450                 $40,309
                                                                   ---------------------   ---------------------

Adjustments to reconcile net income to
    net cash provided by operations:
  Increase in accounts receivable                                               (33,133)                (21,477)
  Property write-down                                                                 0                       0
  Decrease (Increase) in other assets                                           (49,841)                  8,148
  Increase (Decrease) in accrued liabilities                                     (1,208)                (34,997)
                                                                   ---------------------   ---------------------
  Total adjustments                                                             (84,183)                (48,326)
                                                                   ---------------------   ---------------------
  Net cash provided by operating activities                                      50,268                  (8,017)

Cash flows from investing activities:
  Improvements in rental properties                                                   0                  (5,339)
                                                                   ---------------------   ---------------------
  Net cash used by investing activities                                               0                  (5,339)

Cash flows from financing activities:
  Repayments of debt                                                            (17,223)                 (7,736)
  Decrease (Increase) in deferred loan costs                                      8,337                 (75,920)
                                                                   ---------------------   ---------------------
  Net cash used by financing activities                                          (8,886)                (83,656)

Net decrease in cash and cash equivalents                                        41,381                 (97,012)
Cash and cash equivalents at beginning of period                                728,381                 560,286
                                                                   ---------------------   ---------------------
Cash and cash equivalents at end of period                                     $769,762                $463,274
                                                                   =====================   =====================


    The accompanying notes are an integral part of the financial statements.

                         MARKETPLACE INCOME PROPERTIES,
                      A NORTH CAROLINA LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Marketplace Income Properties, A North Carolina Limited Partnership (the "Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the three month period ended March 31, 1999. The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 1998 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results for a full year.

1. Partnership Matters And Significant Accounting Policies

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015, unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at May 18, 1999, was 781.
ISC Realty Corporation is the sole general partner.

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

2. Related Party Transactions

Amounts earned by the general partner for the reimbursement of expenses of operating the Partnership was $$6,000 for the three months ended March 31, 1999, as compared to $8,333 for the three months ended March 31, 1998. The lower fee results from adjustments made after the sale of the properties in 1997 and completion of administrative responsibilities associated with managing these properties during 1998.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $769,762 at March 31, 1998, up from $463,274 at March 31, 1998. The Registrant felt that these funds should be maintained as a reserve for the cost of operating and maintaining the property. Analysis of 1999 budget requirements indicated that the Partnership held excess cash and on April 15, 1999, the Registrant distributed $450,000 to the limited partners of record as of April 1, 1999.

Results of Operations

The Partnership reported net income of $134,450 for the three months ended March 31, 1999, compared to income of $40,309 for the same period in 1998. Rental income increased from $365,952 for the three months ended March 31, 1998, to $387,336 for the three months ended March 31, 1999. This increase is the result of higher percentage rent receipts and base rental rate increases over last year.

For the three months ended March 31, 1999, interest and other income increased to $32,361 from 15,300 for the same period in 1998. This increase reflects interest earned on higher cash reserves and refund of property tax escrows held in excess by the mortgage lender.

Interest expense for the three months ended March 31, 1999, was $117,342 compared with $103,024 for the same period of 1998. The increase reflects a posting classification difference from the prior year as the interest expense for the 1999 quarter is $4,321 less than in 1998. Operations and maintenance expense decreased to $139,526 for the three months ended March 31, 1999, from $200,177 for the same period in 1998. This decrease reflects lower operating and repair costs for the Mall. Professional fees decreased to $16,829 for the three months ended March 31, 1999, down from $21,326 for the same 1998 period. Legal fees decreased to $684 for the three months ended March 31, 1999, compared to $1,435 for the same period in 1998. Administrative and other expenses also decreased to $10,866 for the current quarter from $14,981 for the same period in 1998. These decreases reflect lower charges incurred to operate only one remaining property.

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

           None

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submissions of Matter to a vote of Securities Holders

           None

Item 5.    Other Information

Effective April 1, 1999, Interstate/Johnson Lane merged into Wachovia Corporation and officially changed its name to Wachovia Securities, Inc. The Registrant will be an affiliate of Wachovia Securities, Inc., but not be part of Wachovia Corporation's banking subsidiary. Personnel and offices will continue to operate as usual.

On April 15, 1999, the Registrant distributed $450,000 excess cash on hand to the limited partners of record as of April 1, 1999.

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 EX-27  FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

           (b)   Reports on Form 8-K

                 No reports on Form 8-K were required to be filed during the three months ended March 31, 1999.

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


DATE:         May 18, 1998