Form 10-Q
period 1999-06-30
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1999-08-12
CIK 784508

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

        3,000 limited partnership units outstanding as of August 3, 1999

                     Page 1 of 9 sequentially numbered pages

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998


                                                     June 30,
                                                       1999            December 31,
                                                   (unaudited)             1998
                                                   -----------         -----------
          ASSETS
Rental Properties (at cost):
  Land and improvements                            $ 1,689,308         $ 1,639,540
  Buildings                                          7,601,126           7,601,126
  Furniture and equipment                              293,141             293,141
                                                   -----------         -----------
                                                     9,583,575           9,533,807
  Accumulated depreciation                          (3,535,684)         (3,535,684)
                                                   -----------         -----------
                                                     6,047,891           5,998,123

Cash and cash equivalents                              301,001             728,381
Restricted Cash                                        152,249             103,292
Accounts Receivable                                     29,545              32,129
Net Deferred Loan and Acquisition Costs                 87,048              87,048
Other                                                    8,218               6,250
                                                   -----------         -----------
                                                   $ 6,625,952         $ 6,955,223
                                                   ===========         ===========

          LIABILITIES AND PARTNERS' CAPITAL

Debt                                               $ 5,272,365         $ 5,307,196
Payables to general partners and affiliates                  0                   0
Other liabilities                                      145,342             151,100
                                                   -----------         -----------
                                                     5,417,707           5,458,296

Partners' capital:
  General partners                                      39,531              37,918
  Limited partners                                   1,168,714           1,459,009
                                                   -----------         -----------
                                                   $ 6,625,952         $ 6,955,223
                                                   ===========         ===========

    The accompanying notes are an integral part of the financial statements.

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (unaudited)


                                                     Three             Three              Six              Six
                                                     Months            Months            Months           Months
                                                     Ended             Ended             Ended            Ended
                                                    June 30,          June 30,          June 30,         June 30,
                                                      1999              1998              1999             1998
                                                    ---------         ---------        ---------        ---------

Income:
  Rent                                              $ 308,902         $ 407,521        $ 696,238        $ 819,804
  Interest and other                                  (19,709)           42,395           12,652           63,422
                                                    ---------         ---------        ---------        ---------
                                                      289,193           449,916          708,890          883,226

Expenses:
  Interest                                            116,957           118,487          234,299          240,150
  Operations and maintenance                          109,276           149,813          248,802          299,100
  Professional fees                                     3,300             3,881           18,600           23,308
  Legal Fees                                              473             2,687            1,157            4,447
  Administrative and Other                             32,318            13,258           44,714          121,087
                                                    ---------         ---------        ---------        ---------
                                                      262,325           288,126          547,572          688,092

Net income                                          $  26,869         $ 161,790        $ 161,318        $ 195,134
                                                    =========         =========        =========        =========

Net income per limited partner unit                 $    8.87         $   53.39        $   53.23        $   64.39
                                                    =========         =========        =========        =========

Limited Partner Units outstanding-wgtd. avg             3,000             3,000            3,000            3,000
                                                    =========         =========        =========        =========


    The accompanying notes are an integral part of the financial statements.

                         MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (unaudited)

                                   General             Limited
                                   Partners            Partners              Total
                                  -----------         -----------         -----------
Balance, December 31, 1997        $    53,067         $ 2,958,793         $ 3,011,860
Net income for the period               1,951             193,183             195,134
                                  -----------         -----------         -----------
Balance, June 30, 1998            $    55,018         $ 3,151,976         $ 3,206,994
                                  ===========         ===========         ===========


Balance, December 31, 1998        $    37,918         $ 1,459,009         $ 1,496,927
Net income for the period               1,613             159,705             161,318
Distributions                                            (450,000)        ($  450,000)
                                  -----------         -----------         -----------
Balance, June 30, 1999            $    39,531         $ 1,168,714         $ 1,208,245
                                  ===========         ===========         ===========


    The accompanying notes are an integral part of the financial statements.

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                Increase (Decrease) in Cash and Cash Equivalents

                                   (unaudited)

                                                              Six Months         Six Months
                                                                Ended              Ended
                                                            June 30, 1999      June 30, 1998
                                                            -------------      -------------

Net Income                                                    $ 161,318         $ 195,134
                                                              ---------         ---------

Adjustments to reconcile net income to
    net cash provided by operations:
  Decrease (Increase) in accounts receivable                      2,584            (6,206)
  Amortization                                                        0                 0
  Decrease (Increase) in restricted cash                        (48,957)                0
  Decrease (Increase) in other assets                            (1,968)         (100,530)
  Increase (Decrease) in accrued liabilities                     (5,758)          (22,544)
                                                              ---------         ---------
  Total adjustments                                             (54,100)         (129,280)
                                                              ---------         ---------
  Net cash Provided by (Used for) operating activities          107,218            65,854

Cash flows from investing activities:
  Improvements in rental properties                             (49,768)          (13,131)
                                                              ---------         ---------
  Net cash used by investing activities                         (49,768)          (13,131)

Cash flows from financing activities:
  Increase (Decrease) in Note Payable                           (34,831)          (28,980)
  Decrease (Increase) in deferred loan costs                         (0)          (57,437)
  Distributions to Limited Partners                            (450,000)                0
                                                              ---------         ---------
  Net cash used by financing activities                        (484,831)          (86,417)

Net decrease in cash and cash equivalents                      (427,380)          (33,694)
Cash and cash equivalents at beginning of period                728,381           560,286
                                                              ---------         ---------
Cash and cash equivalents at end of period                    $ 301,001         $ 526,592
                                                              =========         =========


    The accompanying notes are an integral part of the financial statements.

                         MARKETPLACE INCOME PROPERTIES,
                      A NORTH CAROLINA LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Marketplace Income Properties, A North Carolina Limited Partnership (the "Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the six month period ended June 30, 1999. The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 1998 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the six month period ended June 30, 1999, are not necessarily indicative of the results for a full year.

1. PARTNERSHIP MATTERS AND SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015, unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at August 3, 1999, was 781. ISC Realty Corporation is the sole general partner.

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

2. RELATED PARTY TRANSACTIONS

The amount earned by the general partner for the reimbursement of expenses of operating the Partnership was $12,000 for the six months ended June 30, 1999, as compared to $14,167 for the six months ended June 30, 1998. The lower fee results from adjustments made after the sale of the properties in 1997 and completion of administrative responsibilities associated with managing these properties during 1998.

                                        7
                          PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PARTNERSHIP MATTERS

The property investment portfolio consists of the Marketplace Mall in Winston-Salem, NC. Mt. Pilot Shopping Center in Pilot Mountain, NC, and Amelia Plaza in Fernandina Beach, FL were sold in 1997. Meadowbrook Manor in Siler City, NC was sold in June, 1994, and Town & Country Convalescent Center in Tampa, FL was sold in July, 1996. The general partner is actively marketing the Marketplace Mall for sale. No agreement had been reached as of the date of this report.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $301,001 at June 30, 1999, down from $526,592 at June 30, 1998. The Registrant maintained these funds should be as a reserve for the cost of operating and maintaining the property. Analysis of 1999 budget requirements indicated that the Partnership held excess cash and on April 15, 1999, the Registrant distributed $450,000 to the limited partners of record as of April 1, 1999.

RESULTS OF OPERATIONS

The Partnership reported net income of $161,318 for the six months ended June 30, 1999, compared to income of $195,134 for the same period in 1998. Rental income decreased from $819,804 for the six months ended June 30, 1998, to $696,238 for the six months ended June 30, 1999, due to a decrease in percentage and temporary rents. Interest and other income decreased from $63,422 for the six months ended June 30, 1998, to $12,652 for the same period in 1999. This decrease reflects interest earned on lower amounts of cash reserves held at June 30, 1999, and receipt of refunds, in 1998, for property tax and utilities deposits associated with the sale of properties.

Interest expense for the six months ended June 30, 1999, was $234,299 compared with $240,150 for the same period of 1998. The decrease reflects interest paid on the lower mortgage principal balance. Operations and maintenance expense decreased to $248,802 for the six months ended June 30, 1999, from $299,100 for the same period in 1998. This decrease reflects lower operating and repair costs for the Mall. Professional fees decreased to $18,600 for the six months ended June 30, 1999, down from $23,308 for the same 1998 period. Legal fees decreased to $1,157 for the six months ended June 30, 1999, compared to $4,447 for the same period in 1998. Administrative and other expenses also decreased to $44,714 for the current quarter from $121,087 for the same period in 1998. These decreases reflect lower charges incurred to operate only one remaining property.

The Year 2000 Issue

The Registrant determined that the potential consequences of year 2000 will not have a material effect on business, results of operations, or financial condition. This conclusion was reached after researching computer programs and third party vendors that are currently used to manage this limited partnership. The Registrant is not solely reliant upon outside systems or vendors for record keeping. Information is on file in our offices which states that existing computer software is Y2K compliant and that the third party vendor currently utilized is Y2K compliant as of June 30, 1999. The computer hardware and peripherals located in the Registrant's offices are also Y2K ready.

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

           None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4.    SUBMISSIONS OF MATTER TO A VOTE OF SECURITIES HOLDERS

           None

ITEM 5.    OTHER INFORMATION

Effective April 1, 1999, Interstate/Johnson Lane merged into Wachovia Corporation and officially changed its name to Wachovia Securities, Inc. The Registrant is an affiliate of Wachovia Securities, Inc., but not part of Wachovia Corporation's banking subsidiary. Personnel and offices continue to operate as usual.

On April 15, 1999, the Registrant distributed $450,000 excess cash on hand to the limited partners of record as of April 1, 1999.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 EX-27  FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

           (b)   Reports on Form 8-K

                 No reports on Form 8-K were required to be filed during the six months ended June 30, 1999.

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


DATE:  AUGUST 12, 1999
       ---------------