Form 10-Q
period 1999-09-30
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 1999-11-10
CIK 784508

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


(Mark one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 33-1889

       MARKETPLACE INCOME PROPERTIES, A NORTH CAROLINA LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        North Carolina                                         56-1493986
-------------------------------                             ----------------
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

       5,000 limited partnership units outstanding as of November 9, 1999

                    Page 1 of 10 sequentially numbered pages

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                September 30,
                                                    1999        December 31,
                                                (unaudited)         1998
                                                -----------      -----------
          ASSETS
Rental Properties (at cost):
  Land and improvements                         $ 1,639,540      $ 1,639,540
  Buildings                                       7,680,894        7,601,126
  Furniture and equipment                           293,141          293,141
                                                -----------      -----------
                                                  9,613,575        9,533,807
  Accumulated depreciation                       (3,535,684)      (3,535,684)
                                                -----------      -----------
                                                  6,077,891        5,998,123
Cash and cash equivalents                           362,208          728,381
Restricted Cash                                     170,831          103,292
Accounts Receivable                                  18,710           32,129
Net deferred Loan and Acquisition Costs              87,048           87,048
Other                                                 8,218            6,250
                                                -----------      -----------
                                                $ 6,724,907      $ 6,955,223
                                                ===========      ===========


          LIABILITIES AND PARTNERS' CAPITAL

Debt                                            $ 5,254,364      $ 5,307,196
Payables to general partners and affiliates               0                0
Other liabilities                                   208,306          151,100
                                                -----------      -----------
                                                  5,462,670        5,458,296
Partners' capital:
  General partner                                    40,071           37,918
  Limited partners                                1,222,165        1,459,009
                                                -----------      -----------
                                                $ 6,724,907      $ 6,955,223
                                                ===========      ===========


          See attached notes to the consolidated financial statements.

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (unaudited)

                                                  Three          Three           Nine           Nine
                                                 Months         Months          Months         Months
                                                  Ended          Ended           Ended          Ended
                                               September 30,  September 30,   September 30,  September 30,
                                                   1999           1998            1999           1998
                                                 --------     -----------      ----------     -----------
Revenue:
  Rent                                           $335,909     $   419,794      $1,032,147     $ 1,239,597
  Interest and other                                3,743           7,355          16,396          70,777
                                                 --------     -----------      ----------     -----------
                                                  339,652         427,149       1,048,543       1,310,374
Expenses:
  Interest                                        116,564         118,087         350,863         358,237
  Operations and maintenance                      146,917         254,772         395,719         553,872
  Professional fees                                     0             207          18,600          23,515
  Legal fees                                        5,421             628           6,578           5,076
  Administrative and Other                         16,760        (124,373)         61,473          (3,286)
                                                 --------     -----------      ----------     -----------
                                                  285,662         249,321         833,233         937,413
                                                 --------     -----------      ----------     -----------

Income before gain, extraordinary income           53,991         177,827         215,310         372,961

Net income (loss)                                $ 53,991     $   177,827      $  215,310     $   372,961
                                                 ========     ===========      ==========     ===========
Net income per limited partner unit              $  17.82     $     58.68      $    71.05     $    123.08
                                                 ========     ===========      ==========     ===========
Limited Partner Units outstanding-wgtd. avg         3,000           3,000           3,000           3,000
                                                 ========     ===========      ==========     ===========

          See attached notes to the consolidated financial statements.

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (unaudited)

                                General       Limited
                                Partner       Partners          Total
                                -------     -----------      -----------
Balance, December 31, 1997      $53,067     $ 2,958,793      $ 3,011,860
Net income for the period         3,730         369,231          372,961
Distributions                         0         (32,854)         (32,854)
                                -------     -----------      -----------
Balance, September 30, 1998     $56,797     $ 3,295,170      $ 3,351,967
                                =======     ===========      ===========

Balance, December 31, 1998      $37,918     $ 1,459,009      $ 1,496,927
Net income for the period         2,153         213,156          215,310
Distributions                         0        (450,000)        (450,000)
                                -------     -----------      -----------
Balance, September 30, 1999     $40,071     $ 1,222,165      $ 1,262,237
                                =======     ===========      ===========




          See attached notes to the consolidated financial statements.

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (unaudited)

                                                                              Nine           Nine
                                                                             Months         Months
                                                                              Ended          Ended
                                                                          September 30,  September 30,
                                                                               1999           1998
                                                                            ---------      ---------
Net Income                                                                  $ 215,310      $ 372,961

Adjustments to reconcile net income to net cash provided by operations:
  Decrease in accounts receivable                                              13,419          2,293
  Increase in restricted cash and deposits                                    (66,869)        (1,547)
  Other (Increase) Decrease                                                    (2,639)         9,773
  (Decrease) Increase in accrued liabilities                                   57,206       (210,608)
  (Decrease) Increase in deferred loan costs                                        0         49,472
                                                                            ---------      ---------
   Total adjustments                                                            1,117       (150,617)
                                                                            ---------      ---------
   Net cash provided by operating activities                                  216,427        222,344
                                                                            ---------      ---------

Cash flows from investing activities:
  Improvements in rental properties                                           (79,768)      (153,299)
                                                                            ---------      ---------
   Net cash provided by investing activities                                  (79,768)      (153,299)
                                                                            ---------      ---------

Cash flows from financing activities:
  Repayments of debt                                                          (52,832)       (45,458)
  Distributions to Limited Partners                                          (450,000)       (32,854)
                                                                            ---------      ---------
  Net cash used by financing activities                                      (502,832)       (78,312)
                                                                            ---------      ---------
Net increase in cash and cash equivalents                                    (366,173)        (9,266)
Cash and cash equivalents at beginning of period                              728,381        560,286
                                                                            ---------      ---------
Cash and cash equivalents at end of period                                  $ 362,208      $ 551,020
                                                                            =========      =========


          See attached notes to the consolidated financial statements.

                          MARKETPLACE INCOME PROPERTIES

                      A NORTH CAROLINA LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements of Marketplace Income Properties A North Carolina Limited Partnership ("the Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the nine month period ended September 30, 1999. The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 1998 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the nine month period ended September 30, 1999, are not necessarily indicative of the results for a full year.

2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015 unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at November 9, 1999, was 781. ISC Realty is the sole general partner.

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

3.  RELATED PARTY TRANSACTIONS

The general partner was paid $18,000 for reimbursement of expenses of operating the Partnership for the nine months ended September 30, 1999, compared to $20,167 for the nine months ended September 30, 1998. The lower fee results from adjustments made after the sale of properties. In September 1998, the general partner was paid a fee of $26,287 for distributions that had been accrued which resulted from the sale of properties in 1997. In January 1998, the general partner was paid a fee of $90,250 for sales commissions related to the sale of Mt. Pilot and Amelia Plaza Shopping Center that had previously been accrued. In June 1997, the general partner was paid a $54,000 fee, representing 1% of the mortgage balance, for the placement of a new loan for the Marketplace Mall.

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

The general partner continues to market the one remaining property for sale-Marketplace Mall in Winston-Salem, NC-and our goal remains to sell it and liquidate the Partnership. However, due to changing area demographics, difficulties with long term renewals that create an unstable tenant base and short term leases, we have not received any offers above $6,000,000. We are estimating a lower sale price of $6,000,000 or less for Marketplace Mall that would result in a final distribution to the limited partners estimated at approximately $100 - $150 per $5,000 limited partner unit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $362,208 at September 30, 1999, down from $728,381 at December 31, 1998. In April 1999, $450,000 was distributed to the limited partners. The distribution was paid from the cash-on-hand held in excess for repairs and improvements to the Marketplace Mall, while the property is offered for sale.

RESULTS OF OPERATIONS

The Partnership reported net income of $215,310 for the nine months ended September 30, 1999, compared to net income of $372,961 for the same period in 1998.

Rental revenue decreased to $1,032,147 for the nine months ended September 30, 1999, compared to $1,239,597 for the same period in 1998 due to a decrease in percentage and temporary rents. Interest income totaled $16,396 for the nine months ended September 30, 1999, compared to $70,777 for the same period in 1998. The decrease in interest income is the result of maintaining lower cash reserves after the distribution was paid to the limited partners in April 1999.

Interest expense for the nine months ended September 30, 1999 was $350,836 compared with $358,237 for the same period in 1998. The decrease reflects interest paid on the lower mortgage principal balance.

Operations and maintenance expense decreased to $395,719 for the nine months ended September 30, 1999, down from $553,872 in 1998. This decrease reflects lower costs incurred for repair and maintenance for the Mall.

Administrative and other expenses increased to $61,473 for the nine months ended September 30, 1999, from ($3,286) for the nine months ended September 30, 1998. This increase reflects less costs associated with operating one remaining property and a correcting entry made in 1998 to reverse the accruals for general partner fees paid and expensed in 1997 and 1998 .

Legal expense increased to $6,578 for the nine months ended September 30, 1999, compared to $5,076 for the same period in 1998. Professional fees decreased to $18,600 for the nine months ended September 30, 1999, compared to $23,515 for the same period in 1998. These expenses are in line with budget figures.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

           EX-27 FINANCIAL DATA SCHEDULE  (FOR SEC USE ONLY)

           (b)   Reports on Form 8-K
                 No reports on Form 8-K were filed during the nine months ended September 30, 1999.

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

                                        MARKETPLACE INCOME PROPERTIES
                                        LIMITED PARTNERSHIP
                                                (REGISTRANT)



                                        BY: /s/ J. CHRISTOPHER BOONE
                                            ------------------------------------
                                              J. CHRISTOPHER BOONE
                                              PRESIDENT
                                              ISC REALTY CORPORATION
                                              GENERAL PARTNER

DATE:  NOVEMBER 9, 1999