Form 10-K405
period 1999-12-31
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 2000-03-30
CIK 784508

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1999

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

        3,000 Limited Partnership units outstanding as of March 22, 2000

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

         ISCR or its affiliates currently serve as a general partner in approximately 10 public and private partnerships which currently own various types of real property. None of the prior partnerships sponsored by ISCR now contemplate the acquisition of any additional properties due to all public funds being fully invested. The General Partner and their affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

         ISCR intends to devote only such time to the business of the Registrant as, in its judgment, is reasonably required. ISCR is engaged in other similar activities, which also require the time and attention of its management and staff.

         As of March 22, 2000, the Registrant did not directly employ any persons in a full-time position. Certain employees of ISCR performed services for the Registrant during 1999.


ITEM 2 - PROPERTIES

         (a) The Marketplace Mall & Theaters

         The Mall is a 177,600 square foot enclosed shopping mall with a separate 20,576 square foot theater building on approximately 23 acres of land in Winston-Salem, (Forsyth County) North Carolina. The Mall is currently predominantly occupied by many small tenants between the range of 1,000 and 7,500 square feet in addition to the Hamricks space that is approximately 48,000 square feet. The separate theater building is occupied by Carmike Cinemas under a long-term lease. As of January 31, 2000, the Mall was 90% occupied.

         In April 1997, the Registrant satisfied the mortgage secured by the Mall with a loan obtained through the CMBS group at First Union National Bank. The new loan proceeds totaled $5.4 million at an interest rate of 8.875%. At December 31, 1999, the outstanding principal balance of the loan was $5,243,891.

         (b) Amelia Plaza Shopping Center

         Amelia was sold to Edens & Avant Limited Partnership in October 1997 for approximately $4.6 million. The net proceeds were used to retire the mortgage loan and for distribution to the limited partners.

         (c) Mt. Pilot Shopping Center

         Mt. Pilot was sold to Glenwood Mount Pilot LLC in September 1997 for approximately $1.3 million. The net proceeds were used to repay the mortgage loan.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND OTHER RELATED
         SECURITIES HOLDER MATTERS

         Transfer of the Registrant's Limited Partnership Units (the "Units") is subject to certain restrictions contained in the Registrant's Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resales of Units. As of February 15, 2000, 788 investors were recorded owners of 3,000 units. In 1997, the Registrant distributed $750 per unit to the Limited Partners. There were no distributions to the Limited Partners during 1998. In 1999, the Registrant distributed $150 per unit to the Limited Partners.


ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)


                          Year            Year           Year            Year            Year
                         Ended           Ended          Ended           Ended           Ended
                         Dec 31          Dec 31         Dec 31          Dec 31          Dec 31
                          1999            1998           1997            1996            1995
                          ----            ----           ----            ----            ----

Operating Revenues    $ 1,136,418     $ 1,243,837     $1,821,333    $  2,226,544     $ 2,304,536

Net Income (Loss)        (234,504)     (1,514,933)       382,685      (2,632,500)      2,131,222

Cash Dist's to LPs        450,000               0      2,250,000         975,000          37,095

Cash Dist's / Unit            150               0            750             325             N/A

Total Assets            6,178,911       6,955,223      8,674,668      14,081,326      21,218,733

Long-Term Debt          5,243,891       5,307,196      5,359,624       8,996,987      12,310,526

Partners' Equity          812,423       1,496,927      3,011,860       4,901,902       8,519,251

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

         The Registrant generated cash flow of $264,882 from operations during the year ended December 31, 1999. Cash payments during the year ended December 31, 1999, for improvements to rental properties were $71,727.

         As of December 31, 1999, the Registrant held cash and cash equivalents of $408,231. The Registrant feels that these funds should be used as a reserve for the cost of operating and maintaining the property. It is anticipated that the Registrant's revenues from the operation of property will be sufficient to meet both the Registrant's operating and capital expenditures through 2000. In addition, $92,126 was held in restricted cash accounts related to tenant deposits, and property tax escrows.

         The Registrant recorded a $419,850 write-down on the Mall property. The Registrant believes that thia write-down of the book value more accurately reflects the fair market value.

Results of Operations

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1999, TO FISCAL YEAR ENDED DECEMBER 31, 1998

         For the year ended December 31, 1999, the Registrant reported a net loss of $234,504 compared to a net loss of $1,514,933 for the year ended December 31, 1997. The 1999 write-down of rental property in the amount of $419,850 and the 1998 write-down of rental property in the amount of $1,765,000 account for the large portion of these losses.

         Rental income decreased from $1,167,814 in 1998 to $1,114,754 for the year ended December 31, 1999. This decrease is from lower rental income received from Marketplace Mall which resulted from lower tenant sales that reduced receipts of percentage rent. Interest and other income decreased $54,359 due to lower cash reserves being held for capital improvements, repairs and maintenance.

         Interest expense decreased from $478,361 in 1998 to $474,958 in 1999 reflecting amortization on the outstanding mortgage balance.

         Operations and maintenance expense decreased slightly from $298,792 in 1998 to 294,497 in 1999. Administrative expense decreased by $34,759 for 1999. This decrease is primarily due to lower professional and leasing fees incurred in connection with leasing the one remaining property. Amortization expense decreased from $86,500 in 1998 to $86,259 for the year ended December 31, 1999.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1998, TO FISCAL YEAR ENDED DECEMBER 31, 1997

         For the year ended December 31, 1998, the Registrant reported a net loss of $1,514,933 compared to a net income of $382,685 for the year ended December 31, 1997. The 1998 write-down of rental property in the amount of $1,765,000 accounts for most of this difference.

         Rental income decreased from $1,779,079 to $1,167,814 for the year ended December 31, 1998. This decrease is from lower rental income from Marketplace Mall which resulted from lower tenant sales that reduced receipts of percentage rent. Interest and other income increased $33,769 due to higher cash reserves being held for capital improvements, repairs and maintenance.

         Interest expense decreased from $820,909 for the 1997 year to $478,361 in 1998. Debt service on only one remaining mortgage explains this decrease.

         Operations and maintenance expense increased slightly from $285,604 in 1997 to $298,792 in 1998. This increase is attributed to repairs made to the parking lot and HVAC system. Administrative expense increased by $13,456 for 1998. This increase is primarily due to additional professional fees incurred in connection with the writing-down of the properties that were sold in 1997. Amortization expense decreased from $94,710 in 1997 to $86,500 for the year ended December 31, 1998.

The Year 2000 Issue

         The Registrant determined that the potential consequences of year 2000 would not have a material effect on business, results of operations, or financial condition. This conclusion was reached after researching computer programs and third party vendors that are currently used to manage this limited partnership. The Registrant is not solely reliant upon outside systems or vendors for record keeping. Information is on file in our offices which states that existing computer software is Y2K compliant and that the third party vendor currently used was Y2K compliant by June 30, 1999. The computer hardware and peripherals located in the Registrant's offices are also Y2K ready.

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


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant has no directors or executive officers. Information as to the directors and executive officers of ISCR are as follows:

         Name               Information about Directors and Executive Officers
         ----               --------------------------------------------------

J. Christopher Boone        Director and President of ISCR.  He is 41 years old.

Robert B. McGuire           Treasurer of ISCR.  He is 52 years old.

Michael D. Hearn            Director and Secretary of ISCR.  He is 47 years old.

Lewis F. Semones, Jr.       Director of ISCR.  He is 41 years old.


         J. Christopher Boone, President of ISCR and a Managing Director of Wachovia Securities Inc. ("WSI). Prior to joining WSI in 1984, Mr. Boone was a tax specialist for Coopers & Lybrand, Certified Public Accountants. He received a Bachelor's Degree in Business Administration with an emphasis in accounting from the University of North Carolina at Chapel Hill.

         Robert B. McGuire is Treasurer of ISCR. In addition, he is Senior Vice President and Treasurer for WSI. Mr. McGuire received a B.A. in Business Administration from Furman University and a Masters in Business Administration from Emory University.

         Michael D. Hearn has served as Secretary and General Counsel of WSI since 1985. He is a Senior Managing Director of WSI. In May of 1992 he was elected a Director of ISCR. Mr. Hearn received a Bachelor of Science degree in Business Administration and a Juris Doctor from the University of North Carolina at Chapel Hill. He is Secretary of ISCR and a Director of ISCR.

         Lewis F. Semones, Jr. is Senior Managing Director and Chief Financial Officer of WSI.

He is also a director of WSI. Mr. Semones is a graduate of Lenoir Rhyne College, a Certified Public Accountant and a graduate of the Securities Industry Institute at The Wharton School of The University of Pennsylvania. He was elected as Director of ISCR in September, 1997.

         Effective April 1, 1999, ISC Realty Corporation's parent, Interstate/Johnson Lane, Inc., merged into Wachovia. Personnel and offices will continue to operate as usual.


ITEM 11 - EXECUTIVE COMPENSATION

         During the fiscal year ended December 31, 1999, the Registrant paid no compensation to the executive officers, directors or partners, of ISCR. See Item 13 "Certain Relationships and Related Transactions" for a discussion of amounts paid or which may be paid to ISCR for the year ending December 31, 1999.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 22, 1999, ISCR, the sole general partner, owns a 1% interest in net profits and net losses and distributions of distributable cash from operations and sale or refinancing proceeds of the Partnership as set forth in the Partnership Agreement. As of March 22, 1999, the following officer of ISCR owned the following number of LP units of the Registrant:


                                     NUMBER OF UNITS              PERCENT
            NAME                      SUBSCRIBED FOR              OF UNITS
            ----                      --------------              --------

    J. Christopher Boone                    4                   Less than 1%


         ISCR is not aware of any beneficial owners holding greater than five percent (5%) of the Limited Partners' Units.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation

         ISCR is entitled to compensation, fees and distributions in connection with the acquisition, operations and liquidation stages of the Partnership, all as set forth in the Partnership Agreement. Payments totaling $24,000 were made to related parties during 1999. See Note 5 of the financial statements attached for detailed disclosure of fees paid to ISCR during the year.

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

         On December 9, 1999, Form 8-K Changes in Registrant's Certifying Accountant, was filed.

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

                                      BY:  ISC REALTY CORPORATION
                                           GENERAL PARTNER



                                      BY:  /S/ J. CHRISTOPHER BOONE
                                           ------------------------
                                           J. CHRISTOPHER BOONE
                                           PRESIDENT

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                                      Title                  Date
---------                                      -----                  ----

/S/ J. Christopher Boone                                          March 22, 2000
------------------------------------                              --------------
J. Christopher Boone                        Director and
                                            President of
                                            ISC Realty
                                            Corporation


/S/ Michael D. Hearn                                              March 22, 2000
------------------------------------                              --------------
Michael D. Hearn                            Director and
                                            Secretary of
                                            ISC Realty
                                            Corporation



/S/ Lewis F. Semones, Jr.                                         March 22, 2000
------------------------------------                              --------------
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

                                    Exhibit F
                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                              [Item 14(a) 1 and 2]

Pages
-----

Report of Independent Public Accountants                                     F-1

Financial Statements:

  Balance sheets at December 31,
     1999 and 1998                                                           F-2

  Statements of operations for the years ended
     December 31, 1999, 1998, and 1997                                       F-3

  Statements of partners' capital for the
     years ended December 31, 1999, 1998, and 1997                           F-4

  Statements of cash flows for the years
     ended December 31, 1999, 1998, and 1997                                 F-5

  Notes to financial statements                                       F-6 - F-11

Financial Statement Schedules:

  Schedule III - Real estate and accumulated depreciation
     for the year ended December 31, 1999                                   F-12




All other schedules are omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS
                            FOR THE THREE YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.............................1

BALANCE SHEETS.................................................................2

STATEMENTS OF OPERATIONS.......................................................3

STATEMENTS OF PARTNERS' CAPITAL................................................4

STATEMENTS OF CASH FLOWS.......................................................5

NOTES TO FINANCIAL STATEMENTS..................................................6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners of
Marketplace Income Properties, Limited Partnership
Charlotte, North Carolina

               We have audited the accompanying balance sheet of Marketplace Income Properties (a North Carolina limited partnership) as of December 31, 1999 and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of Marketplace Income Properties (a North Carolina limited partnership) as of December 31, 1998 and the related statements of operations, partners' capital and cash flows for the years ending December 31, 1998 and 1997, were audited by other auditors whose report dated February 8, 1999, expresses an unqualified opinion on those financial statements.

               We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the managing general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

               As discussed in Notes 1 and 2, the general partner began efforts in 1996 to sell the rental properties comprising the Partnership. The Partnership consummated the sales for two of the rental properties in 1997 and one property in 1996. During the fourth quarter of 1999, the Partnership recorded a non-cash charge related to the write-down of its rental property held for sale to its estimated realizable value.

               In our opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Marketplace Income Properties as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



February 11, 2000
Charlotte, North Carolina

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                       1999             1998
                                                    ----------       ----------

                                     ASSETS

Rental property held for sale                       $5,650,000       $5,998,123
Cash and cash equivalents                              408,231          728,381
Restricted cash                                         92,126          103,292
Rents receivable                                        26,398           32,129
Deferred assets, net                                        --           87,048
Other assets                                             2,156            6,250
                                                    ----------       ----------
                                                    $6,178,911       $6,955,223
                                                    ==========       ==========



                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
    Mortgage note payable                           $5,243,891       $5,307,196
    Accounts payable and accrued expenses              122,597          151,100
                                                    ----------       ----------
                                                     5,366,488        5,458,296
                                                    ----------       ----------

PARTNERS' CAPITAL
    General partner                                     35,573           37,918
    Limited partners                                   776,850        1,459,009
                                                    ----------       ----------
                                                       812,423        1,496,927
                                                    ----------       ----------
                                                    $6,178,911       $6,955,223
                                                    ==========       ==========


                       See Notes to Financial Statements.

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                             STATEMENTS OF OPERATION
           FOR THE THREE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                                      1999             1998           1997
                                                   ----------      -----------     ----------

INCOME
    Rental income                                  $1,114,754      $ 1,167,814     $1,779,079
    Interest and other income                          21,664           76,023         42,254
                                                   ----------      -----------     ----------
                                                    1,136,418        1,243,837      1,821,333
                                                   ----------      -----------     ----------

OPERATING EXPENSES
    Interest                                          474,958          478,361        820,909
    Amortization                                       86,259           86,500         94,710
    Operations and maintenance                        294,497          298,792        285,604
    Administrative                                     95,358          130,117        116,661
    Write-down of rental property                     419,850        1,765,000        120,764
                                                   ----------      -----------     ----------
                                                    1,370,922        2,758,770      1,438,648
                                                   ----------      -----------     ----------

        Net income (loss)                          $ (234,504)     $(1,514,933)    $  382,685
                                                   ==========      ===========     ==========

Net income (loss) allocated to general partner     $   (2,345)     $   (15,149)    $    3,827
                                                   ==========      ===========     ==========

Net income (loss) allocated to limited partners    $ (232,159)     $(1,499,784)    $  378,858
                                                   ==========      ===========     ==========

Net income (loss) allocated per limited
    partner unit                                   $   (77.39)     $   (499.93)    $   126.29
                                                   ==========      ===========     ==========

                       See Notes to Financial Statements.

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' CAPITAL
           FOR THE THREE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                               GENERAL       LIMITED
                               PARTNER       PARTNERS         TOTAL
                              --------     -----------     -----------

Balance, December 31, 1996    $ 71,967     $ 4,829,935     $ 4,901,902

    Net income                   3,827         378,858         382,685

    Cash distributions         (22,727)     (2,250,000)     (2,272,727)
                              --------     -----------     -----------

Balance, December 31, 1997      53,067       2,958,793       3,011,860

    Net loss                   (15,149)     (1,499,784)     (1,514,933)
                              --------     -----------     -----------

Balance, December 31, 1998      37,918       1,459,009       1,496,927

    Net income                  (2,345)       (232,159)       (234,504)

    Cash distributions              --        (450,000)       (450,000)
                              --------     -----------     -----------

Balance, December 31, 1999    $ 35,573     $   776,850     $   812,423
                              ========     ===========     ===========


                       See Notes to Financial Statements.

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
           FOR THE THREE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------


                                                                 1999           1998             1997
                                                               ---------     -----------     -----------

Cash flows from operating activities:
     Net income (loss)                                         $(234,504)    $(1,514,933)    $   382,685
     Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
         Write-down of rental property                           419,850       1,765,000         120,764
         Amortization                                             86,259          86,500          94,710
         Change in
              Rent receivable                                      5,731         (26,478)         33,125
              Other, net                                         (12,454)        135,647          65,419
                                                               ---------     -----------     -----------

                  Net cash provided by operating
                       activities                                264,882         445,736         696,703
                                                               ---------     -----------     -----------

Cash flows from investing activities:
     Improvements to rental properties                           (71,727)        (54,676)        (77,433)
     Cash proceeds from sale of rental properties, net                --              --       5,737,133
                                                               ---------     -----------     -----------


                  Net cash provided by (used for) investing
                       activities                                (71,727)        (54,676)      5,659,700
                                                               ---------     -----------     -----------

Cash flows from financing activities:
     Principal payments on mortgage notes payable                (63,305)        (52,428)     (9,037,363)
     Proceeds from mortgage note                                      --              --       5,400,000
     Principal payment on notes payable to general partner            --        (170,537)       (153,054)
     Cash distributions paid to partners                        (450,000)             --      (2,272,727)
                                                               ---------     -----------     -----------

                  Net cash used for financing activities        (513,305)       (222,965)     (6,063,144)
                                                               ---------     -----------     -----------

                  Net increase (decrease) in cash               (320,150)        168,095         293,259

Cash and cash equivalents, beginning of year                     728,381         560,286         267,027
                                                               ---------     -----------     -----------

Cash and cash equivalents, end of year                         $ 408,231     $   728,381     $   560,286
                                                               =========     ===========     ===========

                       See Notes to Financial Statements.

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

         Marketplace Income Properties (a North Carolina limited partnership) (the "Partnership") was formed on November 27, 1985, under the North Carolina Uniform Limited Partnership Act. The Partnership was formed for the purpose of acquiring, owning, leasing and operating real property and improvements existing thereon. ISC Realty Corporation
         (ISC) and Benton Investment Company (Benton) were the general partners. Effective January 1, 1993, ISC purchased the general partner interest of Benton. The Partnership will be terminated upon the occurrence of certain events as defined in the limited partnership agreement but, in any event, no later than December 31, 2016.

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

         Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Long-lived assets held for sale continue to be recorded at the lower of carrying amount or fair value less estimated cost to sell.

         The Partnership recorded a write-down of the carrying amount of the property held for sale in 1998 of $1,765,000. During the fourth quarter of 1999, an additional write-down of approximately $420,000 was recorded. In management's opinion, the recorded property amounts reflected on the accompanying balance sheet for the year ended December 31, 1999 and 1998 approximate estimated realizable value.

         Effective January 1, 1996, depreciation on rental properties was discontinued in connection with the Partnership's efforts to actively pursue a sale of the properties.

     DEFERRED ASSETS

         Deferred assets consist of deferred loan costs and deferred acquisition costs incurred in connection with the purchase of rental properties. The Partnership wrote off $143,780 of unamortized deferred costs in 1997 in connection with the sale of two of its rental properties and the repayment/refinancing of certain debt. The remaining balance of the deferred assets was written off in 1999 as amortization was accelerated due to the write-down of the carrying amount of the related rental property held for sale (see Note 2).

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

     NET INCOME PER LIMITED PARTNER UNIT

         Net income per limited partner unit is calculated based on the weighted average number of units outstanding during the period (3,000 in 1999, 1998 and 1997).

     RESTRICTED CASH

         Restricted cash consists of tenant security deposits and certain escrowed funds at December 31, 1999 and 1998.

     CASH EQUIVALENTS

         The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     CONCENTRATIONS OF CREDIT RISKS

         Financial instruments which potentially expose the Partnership to concentrations of credit risk, as defined by Statement of Financial Standards No. 105, consist primarily of rents receivable and cash.

         The Partnership's cash consists of funds in money market account and time deposit. Concentration of credit risk with respect to cash is limited due to the fact that the Partnership restricts investing cash to only highly rated financial institutions.

         The Partnership leases retail property to businesses located in Winston-Salem, North Carolina. The terms of leases require rent payments at the beginning of each month. Credit risk associated with the lease agreements is limited to the amounts of rents receivable from tenants.

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


NOTE 2 - RENTAL PROPERTIES SOLD AND HELD FOR SALE

     DESCRIPTION OF PROPERTIES

         The Partnership's sole remaining rental property, Marketplace Mall, was acquired effective January 30, 1986. The property consists of a 177,600 square foot enclosed shopping mall with an adjacent 20,576 square foot cinema complex located in Winston-Salem, North Carolina. The purchase price of $14,100,000, excluding closing costs, was partially funded by a $9,500,000 mortgage note payable.

           Partnership management evaluates the recoverability of its original investment in rental property. Concurrent with its annual budgeting and planning process, management determined a write-down of its rental property was necessary in 1998. Primarily due to increased competition, a decline in future expected operating income resulted in anticipated future cash flows below the carrying value of the property. Accordingly, during 1998 the Partnership adjusted the carrying value of the property to its estimated realizable value resulting in a non-cash impairment loss of $1,765,000. During 1999, the Partnership's management determined an additional write-down of its remaining rental property was necessary to adjust the carrying value of the property to its estimated realizable value. Accordingly, the Partnership recorded a write-down of approximately $420,000 in the fourth quarter of 1999.

         Mount Pilot Shopping Center was acquired effective October 1, 1986. The property consisted of a 38,650 square foot shopping center located in Pilot Mountain, North Carolina. The purchase price of

         $1,600,000, excluding closing costs, was funding entirely from partners' capital. This property was sold in 1997.

         Amelia Plaza Shopping Center was acquired effective November 30, 1987. The property consisted of 91,952 square foot shopping center located in Fernandina Beach, Florida. The purchase price of $5,550,000, excluding closing costs, was partially funded by a $4,175,000 mortgage note payable. This property was sold in 1997.

     SALE OF RENTAL PROPERTIES

         In September 1997, the Partnership consummated the sale of Mount Pilot Shopping Center for an adjusted purchase price of approximately $1,284,000, less certain closings costs and commissions of $41,000. In October 1997, the Partnership consummated the sale of Amelia Plaza Shopping Center for an adjusted purchase price of $4,629,000, less certain closing costs and commissions of $135,509. Net proceeds from the sale of the Amelia Plaza Shopping Center were used to repay the related mortgage loan outstanding at the date of the sale.

         In connection with the sale of the two properties in 1997, the Partnership recorded adjustments to the carrying amounts of the respective properties to reflect revised estimates of fair value less cost to sell. These adjustments resulted in an additional net write-down of $120,764 in 1997 and, accordingly, no gain or loss was recognized on the sale of these properties.


NOTE 3 - MORTGAGE NOTE PAYABLE

     Mortgage note payable consists of the following at December 31:

                                                            1999         1998
                                                         ----------   ----------
        Mortgage note payable, bearing interest at
          8.875%, due April 1, 2007. The note is
          payable in monthly installments of $44,855,
          including interest. The note is secured by
          a deed of trust on Marketplace Mall and
          by the assignment of leases and rents.         $5,243,891   $5,307,196
                                                         ==========   ==========

     Future maturities of the Partnership's remaining mortgage note payable are as follows:

         2000                                   $   75,906
         2001                                       82,924
         2002                                       90,590
         2003                                       98,965
         2004                                      108,115
         Thereafter                              4,787,391
                                                ----------
                                                $5,243,891
                                                ==========

     Cash paid for interest totaled $474,958, $470,055 and $848,308 for the years ended December 31, 1999, 1998 and 1997, respectively.


NOTE 4 - LEASES

     The Partnership leases rental properties under operating leases with initial terms that expire from 1999 through 2005. The leases are primarily net leases that require the lessee to pay substantially all operating expenses, maintenance and repairs, and insurance and taxes on the leased property.

     Related expenses have been recorded net of such tenant reimbursements. The Partnership may receive additional rental income if tenant sales are in excess of stipulated amounts. Overage rents were $15,910, $20,431 and $33,425 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum lease payments under noncancelable operating leases as of December 31, 1999 are as follows:

         2000                                 $  921,234
         2001                                    771,819
         2002                                    699,103
         2003                                    633,856
         2004                                    465,523
         Thereafter                              183,914
                                              ----------
                                              $3,675,449
                                              ==========


     Approximately 24% of the rental property is leased to one tenant under a lease that expires in 2004. Approximately 10% of the rental property is leased to another tenant that expires in 2005.


NOTE 5 - RELATED-PARTY TRANSACTIONS

     The Partnership incurs certain costs and expenses related to services provided by its general partner and their affiliates. These costs and expenses were as follows for the years ended December 31, 1999, 1998 and 1997:

                                           1999       1998        1997
                                         -------    --------    --------

        Sales commissions                $    --    $    --     $ 86,200
        Overhead reimbursement charge     24,000     26,167       50,000
        Lease commission                      --      8,733       15,080
        Loan guarantee fees                   --         --        8,875
                                         -------    -------     --------
                                         $24,000    $34,900     $160,155
                                         =======    =======     ========

     Sales commissions represent fees paid to an affiliate in connection with the sale of the Partnership's rental properties in 1997 (see Note 2). Loan guarantee fees represent compensation paid to an affiliate of the general partner related to its guaranty of a portion of the Partnership's mortgage loan secured by Marketplace Mall. This guaranty was terminated in 1997 in connection with the refinancing of the Marketplace Mall mortgage loan.


NOTE 6 - RECONCILIATION OF FINANCIAL STATEMENT INCOME (LOSS) TO TAXABLE INCOME
         (LOSS)

     A reconciliation of financial statement and taxable income (loss) allocated to the limited partners is as follows:

                                                   1999           1998           1997
                                                ---------     -----------     ---------

Financial statement net income (loss)           $(234,504)    $(1,514,933)    $ 382,685
Plus:
     Depreciation and amortization deducted
         for income tax purposes                 (410,932)       (410,555)     (624,110)
     Write-down of rental property                419,850       1,765,000            --
     Tax gain in excess of book gain on sale
         of assets                                     --              --       591,521
     Unearned rent income                              --              --        (6,266)
     Bad-debt expense                             (20,500)        (33,155)       17,380
     Timing difference in recording loss
         on refinancing and sale of property           --              --      (101,516)
     Lease commissions expense deducted
         for book purposes in excess of tax        23,566              --            --
     Guaranteed payment deducted for book
         purposes                                  24,000              --            --
                                                ---------     -----------     ---------
             Taxable income (loss)              $(198,520)    $  (193,643)    $ 259,694
                                                =========     ===========     =========

                                                                   COSTS CAPITALIZED               GROSS AMOUNT AT
                                                                      SUBSEQUENT TO               WHICH CARRIED AT
                                      INITIAL COST TO COMPANY          ACQUISITION                 CLOSE OF PERIOD
                                     -------------------------  -------------------------  ---------------------------------------
                                       LAND AND   BUILDING AND  IMPROVEMENTS,   CARRYING     LAND AND    BUILDING AND
    DESCRIPTION         ENCUMBRANCE  IMPROVEMENTS IMPROVEMENTS      NET           COSTS    IMPROVEMENTS  IMPROVEMENTS     TOTAL
-----------------       -----------  ------------ ------------   ----------    ----------  ------------  ------------   ----------

Shopping mall and
 theater, Winston-
 Salem, North Carolina  $5,243,891   $2,463,199   $12,081,900   ($5,359,415)       $0       $ 1,639,540   $ 7,546,144   $ 9,185,684
                        ==========   ==========   ===========    ==========    ==========   ===========   ===========   ===========


Reconciliation of activity from December 31, 1996, through December 31, 1999

Balance, December 31, 1996                                                                  $ 3,003,993   $15,575,280   $18,579,273
  Additions                                                                                          --        77,433        77,433
  Write-down of rental properties                                                                    --      (120,764)     (120,764)
  Sale of rental properties                                                                  (1,364,453)   (5,927,358)   (7,291,811)
                                                                                            -----------   -----------   -----------
Balance, December 31, 1997                                                                    1,639,540     9,604,591    11,244,131
  Additions                                                                                          --        54,676        54,676
  Write-down of rental property                                                                      --    (1,765,000)   (1,765,000)
                                                                                            -----------   -----------   -----------
Balance, December 31, 1998                                                                    1,639,540     7,894,267     9,533,807
  Additions                                                                                          --        71,727        71,727
  Write-down of rental property                                                                      --      (419,850)     (419,850)
                                                                                            -----------   -----------   -----------
Balance, December 31, 1999                                                                  $ 1,639,540   $ 7,546,144   $ 9,185,684
                                                                                            ===========   ===========   ===========


                                                                          LIFE ON WHICH
                                                                         DEPRECIATION IN
                                                                          LATEST INCOME
                                    ACCUMULATED     DATE OF      DATE     STATEMENT IS
    DESCRIPTION                     DEPRECIATION  CONSTRUCTION  ACQUIRED     COMPUTED
-----------------                   ------------- ------------  --------   -------------

Shopping mall and
 theater, Winston-
 Salem, North Carolina              $ 3,535,684        N/A      1/30/86        N/A
                                    ===========


Reconciliation of activity from December 31, 1996, through December 31, 1999

Balance, December 31, 1996          $ 5,146,021
  Additions                                  --
  Write-down of rental properties            --
  Sale of rental properties          (1,610,337)
                                    -----------
Balance, December 31, 1997            3,535,684
  Additions                                  --
  Write-down of rental property              --
                                    -----------
Balance, December 31, 1998            3,535,684
  Additions                                  --
  Write-down of rental property              --
                                    -----------
Balance, December 31, 1999          $ 3,535,684
                                    ===========