Form 10-Q
period 2000-03-31
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 2000-05-15
CIK 784508

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

          3,000 limited partnership units outstanding as of May 8, 2000

                     Page 1 of 9 sequentially numbered pages

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999


                                                            March 31,
                                                              2000               December 31,
                                                           (unaudited)               1999
                                                       --------------------   -------------------
          ASSETS
Rental Properties (at cost):
  Land and improvements                                         $1,639,540            $1,639,540
  Buildings                                                      7,253,003             7,253,003
  Furniture and equipment                                          293,141               293,141
                                                       --------------------   -------------------
                                                                 9,185,684             9,185,684
Accumulated Depreciation                                        (3,535,684)           (3,535,684)
                                                       --------------------   -------------------
                                                                 5,650,000             5,650,000

Cash and cash equivalents                                          453,728               408,231
Restricted Cash                                                    127,994                92,126
Accounts Receivable                                                 24,846                26,398
Other                                                                1,389                 2,156
                                                       --------------------   -------------------
                                                                 6,257,957             6,178,911
                                                       ====================   ===================

          LIABILITIES AND PARTNERS' CAPITAL

Debt                                                             5,229,552             5,243,891
Other liabilities                                                  113,207               122,597
                                                       --------------------   -------------------
                                                                 5,342,760             5,366,488

Partners' capital:
  General partners                                                  36,601                35,573
  Limited partners                                                 878,597               776,850
                                                       --------------------   -------------------
                                                                $6,257,957            $6,178,911
                                                       ====================   ===================

    The accompanying notes are an integral part of the financial statements.

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (unaudited)

                                                              Three                      Three
                                                             Months                     Months
                                                              Ended                      Ended
                                                            March 31,                  March 31,
                                                              2000                       1999
                                                         ----------------           ----------------

Income:
  Rent                                                          $288,640                   $387,336
  Interest and other                                              75,817                     32,361
                                                         ----------------           ----------------
                                                                 364,457                    419,697

Expenses:
  Interest                                                       120,228                    117,342
  Operations and maintenance                                     122,178                    139,526
  Professional fees                                               10,048                     16,829
  Legal Fees                                                         296                        684
  Administrative and Other                                         8,933                     10,866
                                                         ----------------           ----------------
                                                                 261,682                    285,247

Net income                                                      $102,775                   $134,450
                                                         ================           ================

Net income per limited partner unit                               $33.92                     $44.37
                                                         ================           ================

Limited Partner Units outstanding-wgtd. avg.                       3,000                      3,000
                                                         ================           ================

    The accompanying notes are an integral part of the financial statements.

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                   (unaudited)


                                      General            Limited
                                      Partners            Partners                Total
                                   --------------   -------------------   ------------------

Balance, December 31, 1998               $37,918            $1,459,009           $1,496,927
Net income for the period                  1,345               133,106             $134,450
                                   --------------   -------------------   ------------------
Balance, March 31, 1999                  $39,263            $1,592,115           $1,631,377
                                   ==============   ===================   ==================


Balance, December 31, 1999               $35,573              $776,850             $812,423
Net income for the period                  1,028               101,747              102,775
                                   --------------   -------------------   ------------------
Balance, March 31, 2000                  $36,601              $878,597             $915,198
                                   ==============   ===================   ==================

    The accompanying notes are an integral part of the financial statements.

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                Increase (Decrease) in Cash and Cash Equivalents

                                   (unaudited)

                                                          Three Months            Three Months
                                                             Ended                   Ended
                                                         March 31, 2000          March 31, 1999
                                                      ---------------------   ---------------------

Net Income                                                        $102,775                $134,450
                                                      ---------------------   ---------------------

Adjustments to reconcile net income to
    net cash provided by operations:
  Decrease (Increase) in accounts receivable                         1,552                 (33,133)
  Decrease (Increase) in other assets                              (35,101)                (49,841)
  Increase (Decrease) in accrued liabilities                        (9,390)                 (1,208)
                                                      ---------------------   ---------------------
  Total adjustments                                                (42,939)                (84,182)
                                                      ---------------------   ---------------------
  Net cash provided by operating activities                         59,836                  50,268

Cash flows from financing activities:
  Repayments of debt                                               (14,339)                (17,223)
  Decrease (Increase) in deferred loan costs                             0                   8,337
                                                      ---------------------   ---------------------
  Net cash used by financing activities                            (14,339)                 (8,886)

Net decrease in cash and cash equivalents                           45,497                  41,381
Cash and cash equivalents at beginning of period                   408,231                 728,381
                                                      ---------------------   ---------------------
Cash and cash equivalents at end of period                        $453,728                $769,762
                                                      =====================   =====================

    The accompanying notes are an integral part of the financial statements.

                         MARKETPLACE INCOME PROPERTIES,
                      A NORTH CAROLINA LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Marketplace Income Properties, A North Carolina Limited Partnership (the "Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the three month period ended March 31, 2000. The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 1999 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results for a full year.

1. PARTNERSHIP MATTERS AND SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015, unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at May 8, 2000, was 788. ISC Realty Corporation is the sole general partner.

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

2. RELATED PARTY TRANSACTIONS

Amounts earned by the general partner for the reimbursement of expenses of operating the Partnership were $6,000 for both three month periods ended March 31, 1999 and 2000.

                          PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PARTNERSHIP MATTERS

The property investment portfolio consists of the Marketplace Mall in Winston-Salem, NC.

Mt. Pilot Shopping Center in Pilot Mountain, NC, and Amelia Plaza in Fernandina Beach, FL, were sold in 1997. Meadowbrook Manor in Siler City, NC, was sold in June 1994. Town & Country Convalescent Center in Tampa, FL, was sold in July 1996.

In 1998, during its annual planning and budgeting process, the general partner determined that primarily due to increased competition, a decline in future expected operating income resulted in anticipated future cash flows below the carrying value of the property. Accordingly, the general partner adjusted the carrying value of the property to its estimated realizable value resulting in a non-cash impairment loss of $1,756,000. During 1999, the general partner determined an additional write-down of approximately $420,000 was necessary to adjust the carrying value of the property to its estimated realizable value.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $453,728 at March 31, 2000, up from $408,231 at March 31, 1999. The Registrant will hold these funds as reserves for the cost of operating, repairing and maintaining the property.

RESULTS OF OPERATIONS

The Partnership reported net income of $97,575 for the three months ended March 31, 2000, compared to income of $134,450 for the same period in 1999. Rental income decreased from $387,336 for the three months ended March 31, 1999, to $288,640 for the three months ended March 31, 2000. This decrease is from increased vacancy resulting in lower base rental income and lower tenant sales that reduced receipts of percentage rent.

For the three months ended March 31, 2000, interest and other income increased to $70,617 from $32,361 for the same period in 1999. This increase reflects interest earned on higher cash reserves and refund of property tax escrows held in excess by the mortgage lender.

Interest expense for the three months ended March 31, 1999, was $117,342 compared with $120,228 for the same period of 2000. Operations and maintenance expense decreased to $122,178 for the three months ended March 31, 2000, from $139,526 for the same period in 1999. This decrease reflects lower operating and repair costs for the Mall. Professional fees decreased to $10,048 for the three months ended March 31, 2000, down from $16,829 for the same 1999 period. Legal fees decreased to $296 for the three months ended March 31, 2000, compared to $684 for the same period in 1999. Administrative and other expenses decreased to $8,933 for the current quarter from $10,866 for the same period in 1999. These decreases reflect lower charges incurred to operate the one remaining property.

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

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 EX-27  FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

           (b)   Reports on Form 8-K

                 No reports on Form 8-K were required to be filed during the three months ended March 31, 2000.

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


DATE:         MAY 8, 2000