Form 10-Q
period 2000-06-30
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 2000-08-14
CIK 784508

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

        3,000 limited partnership units outstanding as of August 8, 2000

                     Page 1 of 9 sequentially numbered pages

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999


                                                   June 30,
                                                     2000          December 31,
                                                 (unaudited)           1999
                                                 -----------       -----------
          ASSETS
Rental Properties (at cost):
  Land and improvements                          $ 1,639,540       $ 1,639,540
  Buildings                                        7,253,003         7,253,003
  Furniture and equipment                            293,141           293,141
                                                 -----------       -----------
                                                   9,185,684         9,185,684
  Accumulated depreciation                        (3,535,684)       (3,535,684)
                                                 -----------       -----------
                                                   5,650,000         5,650,000

Cash and cash equivalents                            499,113           408,231
Restricted Cash                                      163,994            92,126
Accounts Receivable                                   15,381            26,398
Other                                                      0             2,156
                                                 -----------       -----------
                                                 $ 6,328,487         6,178,911
                                                 ===========       ===========


          LIABILITIES AND PARTNERS' CAPITAL

Debt                                             $ 5,223,233         5,243,891
Other liabilities                                    133,967           122,597
                                                 -----------       -----------
                                                   5,357,200         5,366,488


Partners' capital:
  General partners                                    37,162            35,573
  Limited partners                                   934,125           776,850
                                                 -----------       -----------
                                                 $ 6,328,487       $ 6,178,911
                                                 ===========       ===========

    The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (unaudited)

                                                   Three          Three           Six           Six
                                                   Months         Months         Months        Months
                                                   Ended          Ended          Ended         Ended
                                                  June 30,       June 30,       June 30,      June 30,
                                                    2000           1999           2000          1999
                                                -------------  -------------  -------------  -----------

Income:
  Rent                                            $333,148      $308,902        $688,366      $696,238
  Interest and other                                12,076       (19,709)         21,315        12,652
                                                  --------      --------        --------      --------
                                                   345,224       289,193         709,681       708,890

Expenses:
  Interest                                         118,427       116,957         238,655       234,299
  Operations and maintenance                       147,016       109,276         269,194       248,802
  Professional fees                                      0         3,300          10,048        18,600
  Legal Fees                                            15           473             311         1,157
  Administrative and Other                          23,677        32,318          32,609        44,714
                                                  --------      --------        --------      --------
                                                   289,135       262,325         550,817       547,572

Net income                                        $ 56,089      $ 26,869        $158,864      $161,318
                                                  ========      ========        ========      ========

Net income per limited partner unit               $  18.51      $   8.87        $  52.43      $  53.23
                                                  ========      ========        ========      ========

Limited Partner Units outstanding-wgtd. avg          3,000         3,000           3,000         3,000
                                                  ========      ========        ========      ========

    The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (unaudited)


                                General       Limited
                                Partners      Partners            Total
                                -------      ----------        ----------

Balance, December 31, 1998      $37,918      $1,459,009        $1,496,927
Net income for the period         1,613         159,705           161,318
Distributions                                  (450,000)         (450,000)
                                -------      ----------        ----------
Balance, June 30, 1999          $39,531      $1,168,714        $1,208,245
                                =======      ==========        ==========

Balance, December 31, 1999      $35,573      $  776,850        $  812,423
Net income for the period         1,589         157,275           158,864
                                -------      ----------        ----------
Balance, June 30, 2000          $37,162      $  934,125        $  971,287
                                =======      ==========        ==========

    The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                Increase (Decrease) in Cash and Cash Equivalents

                                   (unaudited)

                                                           Six Months      Six Months
                                                             Ended            Ended
                                                         June 30, 2000    June 30, 1999
                                                            --------        ---------

Net Income                                                  $158,864        $ 161,318
                                                            --------        ---------

Adjustments to reconcile net income to
 net cash provided by operations:
  Decrease (Increase) in accounts receivable                  11,017           (6,206)
  Decrease (Increase) in restricted cash                     (71,868)               0
  Decrease (Increase) in other assets                          2,156         (100,530)
  Increase (Decrease) in accrued liabilities                  11,370          (22,544)
                                                            --------        ---------
  Total adjustments                                          (47,325)        (129,280)
                                                            --------        ---------
  Net cash Provided by (Used for) operating activities       111,539           32,038

Cash flows from investing activities:
  Improvements in rental properties                                0          (13,131)
                                                            --------        ---------
  Net cash used by investing activities                            0          (13,131)

Cash flows from financing activities:
  Increase (Decrease) in Note Payable                         20,658          (28,980)
  Decrease (Increase) in deferred loan costs                       0          (57,437)
                                                            --------        ---------
  Net cash used by financing activities                       20,658          (86,417)

Net increase in cash and cash equivalents                     90,882          (67,510)
                                                            --------        ---------
Cash and cash equivalents at beginning of period             408,231          560,286
                                                            --------        ---------
Cash and cash equivalents at end of period                  $499,113        $ 492,776
                                                            ========        =========


    The accompanying notes are an integral part of the financial statements

                         MARKETPLACE INCOME PROPERTIES,
                      A NORTH CAROLINA LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Marketplace Income Properties, A North Carolina Limited Partnership (the "Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the six month period ended June 30, 2000. The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 1999 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the six month period ended June 30, 2000, are not necessarily indicative of the results for a full year.

1. PARTNERSHIP MATTERS AND SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015, unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at August 8, 2000, was 788. ISC Realty Corporation is the sole general partner.

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

2. RELATED PARTY TRANSACTIONS

The amount earned by the general partner for the reimbursement of expenses of operating the Partnership was $12,000 for the six months ended June 30, 2000 and 1999.

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

In 1998, during its annual planning and budgeting process, the general partner determined that, primiarily due to increased competition, a decline in future expected operating income resulted in anticipated future cash flows below the carrying value of the property. Accordingly, the general partner adjusted the carrying value of the property to its estimated realizable value resulting in a non-cash impairment loss of $1,756,000. During 1999, the general partner determined an additional write-down of approximately $420,000 was necessary to adjust the carrying value of the property to its estimated realizable value.

The general partner continues to market for sale the one remaining property, Marketplace Mall in Winston-Salem, NC. However, due to changing area demographics, difficulties with long term renewals that create an unstable tenant base and short term leases, offers received to date have not been in excess of the outstanding mortgage balance. The general partner estimates a lower sale price of $6,000,000 or less for Marketplace Mall that would result in liquidation of the Partnership and a final distribution to the limited partners estimated at approximately $100 - $150 per $5,000 limited partner unit.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $499,113 at June 30, 2000, up from $408,231 at June 30, 1999. The Registrant will hold these funds as reserves for the cost of operating, repairing and maintaining the property. Current year budget analysis is underway as of this filing. Payment of approximately $100,000 for the resurfacing of the parking lot is expected during the third quarter.

Analysis of 1999 budget requirements indicated that the Partnership held excess cash and on April 15, 1999, the Registrant distributed $450,000 to the limited partners of record as of April 1, 1999.

RESULTS OF OPERATIONS

The Partnership reported net income of $158,864 for the six months ended June 30, 2000, compared to income of $161,318 for the six months ended June 30, 1999. Rental income decreased from $696,238 for the six months ended June 30, 1999, to $688,366 for the six months ended June 30, 2000. This decrease is from increased vacancy resulting in lower base rental income and lower tenant sales that reduced receipts of percentage rent. Interest and other income increased from $12,652 for the six months ended June 30, 1999, to $21,315 for the same period in 2000. This increase reflects reclass of $5,200 tax escrow refund and receipt of $5,283 cash for the purchase, by a tenant in the mall, of restaurant equipment that the property manager held since a prior tenant defaulted.

Interest expense for the six months ended June 30, 1999, was $234,299 compared with $238,655 for the same period of 2000. Operations and maintenance expense increased to $269,194 for the six months ended June 30, 2000, from $248,802 for the same period in 1999. This increase reflects higher operating and repair costs for the Mall. Professional fees decreased to $10,048 for the six months ended June 30, 2000, down from $18,600 for the same 1999 period. Legal fees decreased to $311 for the six months ended June 30, 2000, compared to $1,157 for the same period in 1999. Administrative and other expenses also decreased to $32,609 for the current year from $44,714 for the same period in 1999. These decrease reflects the overall lower leasing activity and lower lease commissions paid to the property manager.


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

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 EX-27  FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

           (b)   Reports on Form 8-K

                 No reports on Form 8-K were required to be filed during the six months ended June 30, 2000.

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


DATE:  AUGUST 8, 2000
     --------------------------