Form 10-Q
period 2000-09-30
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 2000-11-20
CIK 784508

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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
(State of other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

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

                                Yes [X]   No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of sharesoutstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       3,000 limited partnership units outstanding as of November 8, 2000

                    Page 1 of 10 sequentially numbered pages

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999


                                       September 30,
                                            2000                December 31,
                                        (unaudited)                1999
                                    -------------------      ------------------
          ASSETS
Rental Properties (at cost):
  Land and improvements                   $1,639,540              $1,639,540
  Buildings                                7,253,003               7,253,003
  Furniture and equipment                    293,141                 293,141
                                    -------------------      ------------------
                                           9,185,684               9,185,684
  Accumulated depreciation                (3,535,684)             (3,535,684)
                                    -------------------      ------------------
                                           5,650,000               5,650,000

Cash and cash equivalents                    537,383                 408,231
Restricted Cash                               99,629                  92,126
Accounts Receivable                           30,822                  26,398
Other                                          2,589                   2,156
                                    -------------------      ------------------
                                          $6,320,423              $6,178,911
                                    ===================      ==================


          LIABILITIES AND PARTNERS' CAPITAL

Debt                                      $5,197,069              $5,243,891
Other liabilities                            157,596                 122,597
                                    -------------------      ------------------
                                           5,354,665               5,366,488

Partners' capital:
  General partner                             37,106                  35,573
  Limited partners                           928,652                 776,850
                                    -------------------      ------------------
                                          $6,320,423              $6,178,911
                                    ===================      ==================



          See attached notes to the consolidated financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (unaudited)

                                                        Three             Three             Nine              Nine
                                                       Months            Months            Months            Months
                                                        Ended             Ended             Ended             Ended
                                                    September 30,     September 30,     September 30,     September 30,
                                                        2000              1999              2000              1999
                                                   ----------------  ----------------  ----------------  ----------------
Revenue:
  Rent                                                  $354,691          $335,909        $1,058,224        $1,032,147
  Interest and other                                       8,638             3,743            14,786            16,396
                                                   ----------------  ----------------  ----------------  ----------------
                                                         363,329           339,652         1,073,010         1,048,543

Expenses:
  Interest                                               118,221           116,564           356,877           350,863
  Operations and maintenance                             234,353           146,917           503,547           395,719
  Professional fees                                            0                 0            10,048            18,600
  Legal fees                                                 253             5,421               564             6,578
  Administrative and Other                                16,031            16,760            48,640            61,473
                                                   ----------------  ----------------  ----------------  ----------------
                                                         368,858           285,662           919,675           833,233
                                                   ----------------  ----------------  ----------------  ----------------




Net income (loss)                                        ($5,529)          $53,991          $153,335          $215,310
                                                   ================  ================  ================  ================

Net income per limited partner unit                       ($1.82)           $17.82            $50.60            $71.05
                                                   ================  ================  ================  ================

Limited Partner Units outstanding-wgtd. avg.               3,000             3,000             3,000             3,000
                                                   ================  ================  ================  ================


          See attached notes to the consolidated financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                   (unaudited)



                                 General        Limited
                                 Partner        Partners            Total
                                 -------      -----------       -----------

Balance, December 31, 1998       $37,918      $ 1,459,009       $ 1,496,927
Net income for the period          2,153          213,156           215,310
Distributions                          0         (450,000)         (450,000)
                                 -------      -----------       -----------
Balance, September 30, 1999      $40,071      $ 1,222,165       $ 1,262,237
                                 =======      ===========       ===========



Balance, December 31, 1999       $35,573      $   776,850       $   812,423
Net income for the period          1,533          151,802           153,335
                                 -------      -----------       -----------
Balance, September 30, 2000      $37,106      $   928,652       $   965,758
                                 =======      ===========       ===========


          See attached notes to the consolidated financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (unaudited)

                                                        Nine            Nine
                                                       Months          Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                        2000            1999
                                                   -------------   -------------

Net Income                                            $153,335        $215,310

Adjustments to reconcile net income to net cash
  provided by operations:
  (Increase) Decrease in accounts receivable            (4,424)         13,419
  Increase in restricted cash and deposits              (7,503)        (66,869)
  Other Increase                                          (433)         (2,639)
  Increase in accrued liabilities                       34,999          57,206
   Total adjustments                                    22,639           1,117
                                                   -------------   -------------
   Net cash provided by operating activities           175,974         216,427
                                                   -------------   -------------

Cash flows from investing activities:
  Improvements in rental properties                          0         (79,768)
                                                   -------------   -------------
   Net cash provided by investing activities                 0         (79,768)
                                                   -------------   -------------

Cash flows from financing activities:
  Repayments of debt                                   (46,822)        (52,832)
  Distributions to Limited Partners                          0        (450,000)
                                                   -------------   -------------
   Net cash used by financing activities               (46,822)       (502,832)
                                                   -------------   -------------

Net increase in cash and cash equivalents              129,152        (366,173)
Cash and cash equivalents at beginning of period       408,231         728,381
                                                   -------------   -------------
Cash and cash equivalents at end of period            $537,383        $362,208
                                                   =============   =============


          See attached notes to the consolidated financial statements

                          MARKETPLACE INCOME PROPERTIES

                      A NORTH CAROLINA LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The consolidated financial statements of Marketplace Income Properties A North Carolina Limited Partnership ("the Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the nine month period ended September 30, 2000. The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 1999 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the nine month period ended September 30, 2000, are not necessarily indicative of the results for a full year.


2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015, unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at November 8, 2000, was 787. ISC Realty Corporation is the sole general partner.

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

3.  RELATED PARTY TRANSACTIONS

The general partner was paid $18,000 for reimbursement of expenses of operating the Partnership for the nine months ended September 30, 2000, the same amount was paid for the nine months ended September 30, 1999.

                          PART 1. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PARTNERSHIP MATTERS

The property investment portfolio consists of the Marketplace Mall (the "Mall") in Winston-Salem. Mt. Pilot Shopping Center in Pilot Mountain, NC, and Amelia Plaza in Fernandina Beach, FL were sold in 1997. Meadowbrook Manor in Siler City, NC was sold in June, 1994, and Town & Country Convalescent Center in Tampa, FL was sold in July, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $537,383 at September 30, 2000, up from $408,231 at December 31, 1999. The Registrant will hold these funds as reserves while the property is offered for sale. In April 1999, $450,000 was distributed to the limited partners. The distribution was paid from the cash-on-hand held in excess for repairs and improvements to the Marketplace Mall.

Carmike Theatres, located in a separate building beside the main Mall property, has recently filed for bankruptcy and will close more than 41 theatres nationwide, including the location at Marketplace Mall. The general partner will file the maximum claim for future rents that is allowed under the bankruptcy code, however, it is questionable how much, if anything, will be received once the claim is settled. Our property manager is actively seeking other replacement tenants. The loss of Carmike Theatres will substantially reduce the net cash flow of the Partnership. This reduction is estimated to be approximately $283,000 per year. Based on current operating cash flow, excluding the rent from Carmike, the Partnership is expected to incur an operating cash deficit of approximately $75,000 per year. The general partner is seriously questioning whether these deficits should be funded when it is unlikely that the property can be sold for an amount in excess of the debt. If we elect not to fund the operating deficits, by not paying the full amount of the monthly interest and principal due on the loan, it is likely that the lender will move to foreclose on the property. We will attempt, however, to negotiate a reduction in debt service with the lender, so we can avoid incurring a cash deficit.


RESULTS OF OPERATIONS

The Partnership reported net income of $153,335 for the nine months ended September 30, 2000, compared to net income of $215,310 for the same period in 1999.

Rental revenue increased from $1,032,147 for the nine months ended September 30, 1999, to $1,058,224 for the same period in 2000 due to an increase in percentage and temporary rents. Interest income totaled $14,786 for the nine months ended September 30, 2000, compared to $16,396 for the same period in 1999. The decrease in interest income is the result of maintaining lower cash reserves after the distribution was paid to the limited partners in April 1999.

Interest expense for the nine months ended September 30, 1999 was $356,877 compared with $350,863 for the same period in 1999.

Operations and maintenance expense increased to $503,547 for the nine months ended September 30, 2000, up from $395,719 in 1999. This increase reflects costs incurred for repair and maintenance for the Mall. Expense of approximately $98,000 for resurfacing the parking lot was reimbursed from the deferred maintenance account that is held by the lender for this purpose.

Administrative and other expenses decreased to $48,640 for the nine months ended September 30, 2000, from $61,473 for the nine months ended September 30, 1999. Legal expense decreased to $564 for the nine months ended September 30, 2000, compared to $6,578 for the same period in 1999. Professional fees decreased to $10,048 for the nine months ended September 30, 2000, compared to $18,600 for the same period in 1999. These decreases reflect the overall lower leasing activity and lower lease commissions paid to the property manager.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submissions of Matter to a vote of Securities Holders

          None

Item 5.   Other Information

          We continue to market the Marketplace Mall in Winston-Salem, NC and our goal remains to sell the mall and liquidate the Partnership. The loss of Carmike Theatres will seriously impact our ability to sell the property at an amount in excess of the debt. Should we not be able to sell the property for an amount in excess of the debt, the only proceeds to distribute to the limited partners would be the cash on hand held by the Partnership which equates to approximately $100 - $125 per unit.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

          EX-27   FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)


          (b)   Reports on Form 8-K

                No reports on Form 8-K were filed during the nine months ended September 30, 2000.

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




DATE:  NOVEMBER 17, 2000