Form 10-K405
period 2000-12-31
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 2001-04-02
CIK 784508

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2000

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from__________________________________________to_________________

Commission file number 33-1889
                       -------

                         MARKETPLACE INCOME PROPERTIES,
                      A NORTH CAROLINA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


    North Carolina                                    56-1493986
(State of organization)                  (I.R.S. Employer Identification No.)


            201 N. Tryon St.
        Charlotte, North Carolina                              28202
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (704) 379-9164
                                                   ------------------

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
Yes  X  No
    ---    -----

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

        3,000 Limited Partnership units outstanding as of March 24, 2001

Documents Incorporated by Reference:  See Item 14

                    Page 1 of 12 sequentially numbered pages

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

         The real estate business is highly competitive, and the Partnership competes with numerous established companies, real estate investment trusts and other limited partnerships, some of which have greater assets than the Partnership, and broader experience than the General Partner does. Some of the competitive factors which the Partnership may encounter from time to time include rising levels of vacancies due to changes in supply or demand of competing properties in an area, such as excess supply resulting from competitive overbuilding.

         ISCR or its affiliates currently serve as a general partner in approximately 5 public and private partnerships which currently own various types of real property. None of the prior partnerships sponsored by ISCR now contemplate the acquisition of any additional properties due to all public funds being fully invested. The General Partner and their affiliates are and will continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

         ISCR intends to devote only such time to the business of the Registrant as, in its judgment, is reasonably required. ISCR is engaged in other similar activities, which also require the time and attention of its management and staff.

         As of March 24, 2001, the Registrant did not directly employ any persons in a full-time position. Certain employees of ISCR performed services for the Registrant during 2000.


ITEM 2 - PROPERTIES

         (a)      The Marketplace Mall & Theaters

         The Mall is a 177,600 square foot enclosed shopping mall with a separate 20,576 square foot theater building on approximately 23 acres of land in Winston-Salem, (Forsyth County) North Carolina. The Mall is currently predominantly occupied by many small tenants between the range of 1,000 and 7,500 square feet in addition to the Hamricks space that is approximately 48,000 square feet. The separate theater building, formerly occupied by Carmike Cinemas, is now vacant as this tenant declared bankruptcy during 2000. Approximately 16% of the rental income was derived from Carmike Theatres. As of January 31, 2001, the Mall was 80% occupied.

         In April 1997, the Registrant satisfied the mortgage secured by the Mall with a loan obtained through the CMBS group at First Union National Bank. The new loan proceeds totaled $5.4 million at an interest rate of 8.875%. At December 31, 2000, the outstanding principal balance of the loan was $5,176,029.

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

         (d)      Town & Country Convalescent Center

         Town & Country Convalescent Center in Tampa, Florida (the "Tampa Project") was sold in July of 1996.

ITEM 3 - LEGAL PROCEEDINGS

         Carmike Theatres filed for bankruptcy in 2000. Registrant has filed for the maximum claim for future rents that is allowed under the bankruptcy code.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S SECURITIES AND OTHER RELATED SECURITIES HOLDER MATTERS

         Transfer of the Registrant's Limited Partnership Units (the "Units") is subject to certain restrictions contained in the Registrant's Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resales of Units. As of March 22, 2001, 787 investors were recorded owners of 3,000 units. In 1997, the Registrant distributed $750 per unit to the Limited Partners. There were no distributions to the Limited Partners during 1998. In 1999, the Registrant distributed $150 per unit to the Limited Partners. There were no distributions to the Limited Partners during 2000.

ITEM 6 - SELECTED FINANCIAL DATA (AUDITED)

                                   Year              Year             Year             Year             Year
                                   Ended            Ended             Ended            Ended            Ended
                                  Dec 31            Dec 31           Dec 31           Dec 31           Dec 31
                                   2000              1999             1998             1997             1996
                                   ----              ----             ----             ----             ----
Operating Revenues                 $1,117,881        $1,136,418       $1,243,837       $1,821,333       $2,226,544

Net Income (Loss)                   (299,524)         (234,504)      (1,514,933)          382,685      (2,632,500)

Cash Dist's to LPs                          0           450,000                0        2,250,000          975,000

Cash Dist's / Unit                          0               150                0              750              325

Total Assets                        5,808,670         6,178,911        6,955,223        8,674,668       14,081,326

Long-Term Debt                      5,176,029         5,243,891        5,307,196        5,359,624        8,996,987

Partners' Equity                      512,899           812,423        1,496,927        3,011,860        4,901,902

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

         The Registrant generated cash flow of $205,800 from operations during the year ended December 31, 2000. As of December 31, 2000, the Registrant held cash and cash equivalents of $546,169. The Registrant held these funds as a reserve for the cost of operating and maintaining the property. In addition, $32,333 was held in restricted cash accounts related to tenant deposits, and property tax escrows.

         The Registrant paid a cash distribution on February 28, 2001, to all limited partners in the amount of $375,000 or $125 per partnership unit. The Partnership is maintaining a cash reserve of approximately $100,000 for future working capital needs. As a result of the Carmike bankruptcy and the loss of rental income from Carmike, we are expecting the Partnership to operate at a cash deficit of approximately $75,000 for the year 2001. We will attempt to negotiate a reduction in the debt service with the first mortgage lender, however, there are no assurances that negotiations will be successful. We are working to find a replacement tenant for this space.

         The Registrant recorded a $450,000 write-down on the Mall property. The Registrant believes that this write-down of the book value more accurately reflects the fair market value.

Results of Operations

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2000, TO FISCAL YEAR ENDED DECEMBER 31, 1999

         For the year ended December 31, 2000, the Registrant reported a net loss of $299,524 compared to a net loss of $234,504 for the year ended December 31, 1999. The 2000 write-down of rental property in the amount of $450,000 and the 1999 write-down of rental property in the amount of $419,850 account for the large portion of these losses.

         Rental income decreased from $1,114,754 in 1999 to $1,089,454 for the year ended December 31, 2000. This decrease is from lower rental income received from Marketplace Mall, which resulted from lower tenant sales that reduced receipts of percentage rent. Interest and other income increased $6,763 due to higher cash reserves being held for capital improvements, repairs and maintenance.

         Interest expense decreased from $474,958 in 1999 to $470,403 in 2000 reflecting amortization on the outstanding mortgage balance.

         Operations and maintenance expense increased from $294,497 in 1999 to $405,269 in 2000, due to resurfacing of the parking lot. Administrative expense decreased by $3,625 for 2000. This decrease is primarily due to lower professional and leasing fees incurred in connection with leasing the one remaining property. There was no amortization expense recorded for 2000.

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


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10  -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant has no directors or executive officers. Information as to the directors and executive officers of ISCR are as follows:

         Name               Information about Directors and Executive Officers
         ----               --------------------------------------------------
J. Christopher Boone        Director and President of ISCR. He is 42 years old.
Robert B. McGuire           Treasurer of ISCR.  He is 53 years old.
Michael D. Hearn            Director and Secretary of ISCR. He is 49 years old.

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

         Effective April 1, 1999, ISC Realty Corporation's parent, Interstate/Johnson Lane merged into Wachovia. Personnel and offices continue to operate as usual.

ITEM 11 - EXECUTIVE COMPENSATION

         During the fiscal year ended December 31, 2000, the Registrant paid no compensation to the executive officers, directors or partners, of ISCR. See Item 13 "Certain Relationships and Related Transactions" for a discussion of amounts paid or which may be paid to ISCR for the year ending December 31, 2000.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 24, 2000, ISCR, the sole general partner, owns a 1% interest in net profits and net losses and distributions of distributable cash from operations and sale or refinancing proceeds of the Partnership as set forth in the Partnership Agreement. As of March 24, 2000, the following officer of ISCR owned the following number of LP units of the Registrant:


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


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation

         ISCR is entitled to compensation, fees and distributions in connection with the acquisition, operations and liquidation stages of the Partnership, all as set forth in the Partnership Agreement. Payments totaling $24,000 were made to related parties during 2000. See Note 5 of the financial statements attached for detailed disclosure of fees paid to ISCR during the year.

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


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following documents are filed as part of this report:

         (a) 1. and 2. The response to this portion of Item 14 is submitted as a separate section of this report, Exhibit F.

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

                                      BY:      ISC REALTY CORPORATION
                                               GENERAL PARTNER




                                      BY:      /S/ J. CHRISTOPHER BOONE
                                               ------------------------
                                               J. CHRISTOPHER BOONE
                                               PRESIDENT

                                   SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                                Title                         Date
---------                                -----                         ----



/S/ J. Christopher Boone                                         March 24, 2001
---------------------------------                                --------------
J. Christopher Boone                Director and
                                    President of
                                    ISC Realty
                                    Corporation


/S/ Michael D. Hearn                                             March 24, 2001
---------------------------------                                --------------
Michael D. Hearn                    Director and
                                    Secretary of
                                    ISC Realty
                                    Corporation

                                    Exhibit F
                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                              [Item 14(a) 1 and 2]

Pages
-----

Report of Independent Public Accountants                                 F-1

Financial Statements:

  Balance sheets at December 31,
     2000 and 1999                                                       F-2

  Statements of operations for the years ended
     December 31, 2000, 1999, and 1998                                   F-3

  Statements of partners' capital for the
     years ended December 31, 2000, 1999 and 1998                        F-4

  Statements of cash flows for the years
     ended December 31, 2000, 1999, and 1998                             F-5

  Notes to financial statements                                   F-6 - F-11

Financial Statement Schedules:

  Schedule III - Real estate and accumulated depreciation
     for the year ended December 31, 2000                               F-12


All other schedules are omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS
                            FOR THE THREE YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS


                                TABLE OF CONTENTS

                                                                         PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........................1

BALANCE SHEETS..............................................................2

STATEMENTS OF OPERATIONS....................................................3

STATEMENTS OF PARTNERS' CAPITAL.............................................4

STATEMENTS OF CASH FLOWS....................................................5

NOTES TO FINANCIAL STATEMENTS...............................................6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners of
Marketplace Income Properties, Limited Partnership
Charlotte, North Carolina

               We have audited the accompanying balance sheets of Marketplace Income Properties (a North Carolina limited partnership) as of December 31, 2000 and 1999 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Marketplace Income Properties (a North Carolina limited partnership) as of December 31, 1998 and for the year ending December 31, 1998 were audited by other auditors whose report dated February 8, 1999, expressed an unqualified opinion on those financial statements.

               We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the managing general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

               In our opinion, the 2000 and 1999 financial statements referred to above present fairly, in all material respects, the financial position of Marketplace Income Properties as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

               As discussed in Notes 1 and 2, the general partner began efforts in 1996 to sell the rental properties comprising the Partnership. The Partnership consummated the sales for two of the rental properties in 1997 and one property in 1996. During the fourth quarter of 1999 and 2000, the Partnership recorded non-cash charges related to the write-down of its rental property held for sale to its estimated realizable value.





February 8, 2001
Charlotte, North Carolina

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                  DECEMBER 31,



                                                                                        2000                   1999
                                                                              -----------------       -----------------


                                            ASSETS

Rental property held for sale                                                 $       5,200,000       $       5,650,000
Cash and cash equivalents                                                               546,169                 408,231
Restricted cash                                                                          32,333                  92,126
Rents receivable, net of allowance for uncollectible
    accounts of $15,000 and $0, respectively                                             28,012                  26,398
Other assets                                                                              2,156                   2,156
                                                                              -----------------       -----------------

                                                                              $       5,808,670       $       6,178,911
                                                                               ================        ================



                                  LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
    Mortgage note payable                                                     $       5,176,029       $       5,243,891
    Accounts payable and accrued expenses                                               119,742                 122,597
                                                                                ---------------         ---------------
                                                                                      5,295,771               5,366,488
                                                                                ---------------         ---------------

PARTNERS' CAPITAL
    General partner                                                                      32,578                  35,573
    Limited partners                                                                    480,321                 776,850
                                                                                ---------------         ---------------
                                                                                        512,899                 812,423
                                                                                ---------------         ---------------

                                                                              $       5,808,670       $       6,178,911
                                                                               ================        ================


                       See Notes to Financial Statements.

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                             STATEMENTS OF OPERATION
                     FOR THE THREE YEARS ENDED DECEMBER 31,



                                                                  2000                   1999              1998
                                                          ----------------        --------------     ---------------

INCOME
    Rental income                                         $     1,089,454         $   1,114,754      $    1,167,814
    Interest and other income                                      28,427                21,664              76,023
                                                             ------------            ----------         -----------
                                                                1,117,881             1,136,418           1,243,837
                                                             ------------            ----------         -----------

Operating expenses
    Interest                                                      470,403               474,958             478,361
    Amortization                                                        -                86,259              86,500
    Operations and maintenance                                    405,269               294,497             298,792
    Administrative                                                 91,733                95,358             130,117
    Write-down of rental property                                 450,000               419,850           1,765,000
                                                             ------------           -----------         -----------
                                                                1,417,405             1,370,922           2,758,770
                                                             ------------            ----------         -----------

        Net loss                                          $(      299,524 )       $(    234,504 )    $(   1,514,933 )
                                                            =============           ===========        ============

Net loss allocated to general partner                     $(        2,995 )       $(      2,345 )    $(      15,149 )
                                                            =============           ===========        ============

Net loss allocated to limited partners                    $(      296,529 )       $(    232,159 )    $(   1,499,784 )
                                                            =============           ===========        ============

Net loss allocated per limited
    partner unit                                          $(        98.84 )       $(      77.39 )    $(      499.93 )
                                                            =============           ===========        ============

                       See Notes to Financial Statements.

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' CAPITAL
           FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                          GENERAL                  LIMITED
                                           PARTNER                 PARTNERS                      TOTAL
                                        -----------             --------------             -------------

Balance, December 31, 1997            $      53,067           $      2,958,793           $     3,011,860

    Net loss                          (      15,149 )         (      1,499,784 )         (     1,514,933 )
                                        -----------             --------------             -------------

Balance, December 31, 1998                   37,918                  1,459,009                 1,496,927

    Net loss                          (       2,345 )         (        232,159 )         (       234,504 )

    Cash distributions                             -           (       450,000 )         (       450,000 )
                                        -----------             --------------             -------------

Balance, December 31, 1999                   35,573                    776,850                   812,423

    Net loss                          (       2,995 )         (        296,529 )         (       299,524 )
                                        -----------             --------------             -------------


Balance, December 31, 2000            $      32,578           $        480,321           $       512,899
                                       ============            ===============            ==============

                       See Notes to Financial Statements.

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     FOR THE THREE YEARS ENDED DECEMBER 31,


                                                                        2000                1999               1998
                                                                  ---------------    ---------------    ---------------

Cash flows from operating activities:
     Net loss                                                     $(     299,524 )   $(     234,504 )   $(   1,514,933 )
     Adjustments to reconcile net loss to net cash
        provided by  operating activities:
         Write-down of rental property                                   450,000            419,850          1,765,000
         Amortization                                                        -               86,259             86,500
         Change in
              Rent receivable                                       (      1,614 )            5,731       (     26,478 )
              Other, net                                                  56,938       (     12,454 )          135,647
                                                                    ------------        -----------       ------------

                  Net cash provided by operating
                       activities                                        205,800            264,882            445,736
                                                                    ------------       ------------       ------------

Cash flows from investing activities:
     Improvements to rental properties                                      -          (     71,727 )     (     54,676 )
                                                                    ------------        -----------        -----------

                  Net cash used for investing activities                    -          (     71,727 )     (     54,676 )
                                                                    ------------        -----------        -----------

Cash flows from financing activities:
     Principal payments on mortgage notes payable                   (     67,862 )     (     63,305 )     (     52,428 )
     Principal payment on notes payable to general partner                   -                    -       (    170,537 )
     Cash distributions paid to partners                                     -         (    450,000 )                -
                                                                    ------------        -----------        -----------

                  Net cash used for financing activities            (     67,862 )     (    513,305 )     (    222,965 )
                                                                     -----------        -----------        -----------

                  Net increase (decrease) in cash                        137,938       (    320,150 )          168,095

Cash and cash equivalents, beginning of year                             408,231            728,381            560,286
                                                                    ------------       ------------       ------------

Cash and cash equivalents, end of year                            $      546,169     $      408,231     $      728,381
                                                                   =============      =============      =============

SUPPLEMENTAL CASH FLOW INFORMATION

         Interest paid                                            $      470,403     $      474,958     $      470,055
                                                                   =============      =============      =============

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

         During 1996, the general partner began efforts to sell the rental properties comprising the Partnership. The Partnership consummated the sale of two rental properties in 1997 and one property in 1996. The Partnership currently owns one rental property, which is held for sale.

         Upon the sale, refinance or disposition of the partnership property, the partnership agreement specifies certain allocations of net proceeds and taxable gain or loss from the transaction.

     RENTAL PROPERTY

         The Partnership historically has owned and operated several shopping centers and nursing home properties. The Partnership sold its ownership interest in its sole remaining nursing home property during 1996, and in 1997, the Partnership consummated the sale of two of its remaining three shopping centers.

         Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. Long-lived assets held for sale continue to be recorded at the lower of carrying amount or fair value less estimated cost to sell. Maintenance and repairs are expensed when incurred.

         The Partnership recorded a write-down of the carrying amount of the property held for sale in 1998 of $1,765,000. During 1999 a write-down of approximately $420,000 was recorded and an additional write-down of $450,000 was recorded during 2000. In management's opinion, the recorded property amounts reflected on the accompanying balance sheets for the years ended December 31, 2000 and 1999 approximate estimated realizable value (see Note 2).

         Effective January 1, 1996, depreciation on rental properties was discontinued in connection with the Partnership's efforts to actively pursue a sale of the properties.

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

     NET INCOME PER LIMITED PARTNER UNIT

         Net income per limited partner unit is calculated based on the weighted average number of units outstanding during the period (3,000 in 2000, 1999 and 1998).

     RESTRICTED CASH

         Restricted cash consists of tenant security deposits and certain escrowed funds at December 31, 2000 and 1999.

     CASH EQUIVALENTS

         The Partnership considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     CONCENTRATIONS OF CREDIT RISKS

         Financial instruments that potentially expose the Partnership to concentrations of credit risk, as defined by Statement of Financial Standards No. 105, consist primarily of rents receivable and cash.

         The Partnership's cash consists of funds in money market accounts and time deposit. Concentration of credit risk with respect to cash is limited due to the fact that the Partnership restricts investing cash to only highly rated financial institutions.

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     CONCENTRATIONS OF CREDIT RISKS, CONTINUED

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

         Partnership management periodically evaluates the recoverability of its original investment in rental property. Concurrent with its annual budgeting and planning process, management determined a write-down of its rental property was necessary in 1998. Primarily due to increased competition, a decline in future expected operating income has resulted in anticipated future cash flows below the carrying value of the property. Accordingly, during 1998 the Partnership adjusted the carrying value of the property to its estimated realizable value resulting in a non-cash impairment loss of $1,765,000. During 1999 and 2000 future expected operating income continued to decline. Because of this decline, the Partnership's management determined an additional write-down of its rental property was necessary to adjust the carrying value of the property to its estimated realizable value. Accordingly, the Partnership recorded a write-down of approximately $420,000 in the fourth quarter of 1999 and an additional write-down of $450,000 in the fourth quarter of 2000.

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - MORTGAGE NOTE PAYABLE

     Mortgage note payable consists of the following at December 31:

                                                                                       2000               1999
                                                                                ---------------    ----------------

         Mortgage note payable, bearing interest at 8.875%, due April 1, 2007.
              The note is payable in monthly installments of $44,855, including interest. The note is secured by a deed of trust on Marketplace
              Mall and by the assignment
              of leases and rents.                                              $     5,176,029    $      5,243,891
                                                                                 ==============     ===============


     Future maturities of the Partnership's remaining mortgage note payable are as follows:

         2001                        $      82,180
         2002                               89,778
         2003                               98,078
         2004                              107,145
         2005                              117,051
         Thereafter                      4,681,797
                                     -------------

                                     $   5,176,029

     Cash paid for interest totaled $470,403, $474,958 and $470,055 for the years ended December 31, 2000, 1999 and 1998, respectively.


NOTE 4 - LEASES

     The Partnership leases rental properties under operating leases with initial terms that expire from 1999 through 2005. The leases are primarily net leases that require the lessee to pay substantially all operating expenses, maintenance and repairs, and insurance and taxes on the leased property.

     Related expenses have been recorded net of such tenant reimbursements. The Partnership may receive additional rental income if tenant sales are in excess of stipulated amounts. Overage rents were $8,504, $15,910 and $20,431 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are as follows:

         2001                             $    585,219
         2002                                  537,303
         2003                                  423,606
         2004                                  294,056
         2005                                  183,914
         Thereafter                                  -
                                          -------------

                                          $  2,024,098

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - LEASES, CONTINUED

     Approximately 16% of the Partnership's rental income during the year ended December 31, 2000 was derived from one tenant. During the year ended December 31, 2000, this tenant declared bankruptcy and vacated the premises. The vacated space has not been subsequently leased as of December 31, 2000. Approximately 27% of the Partnership's rental income was received from two other tenants.


NOTE 5 - RELATED-PARTY TRANSACTIONS

     The Partnership incurs certain costs and expenses related to services provided by its general partner and their affiliates. These costs and expenses were as follows for the years ended December 31, 2000, 1999 and 1998:

                                          2000              1999              1998
                                    -------------     -------------    -------------
Overhead reimbursement charge       $      24,000            24,000           26,167
Lease commission                               -                 -             8,733
                                      -----------       -----------      -----------

                                    $      24,000     $      24,000    $      34,900
                                     ============      ============     ============


NOTE 6 - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAXABLE LOSS

     A reconciliation of financial statement net loss and taxable loss allocated to the limited partners is as follows:

                                                                       2000              1999             1998
                                                                --------------    --------------   ---------------
         Financial statement net loss                           $(    299,524 )   $(    234,504 )  $(  1,514,933  )
         Plus:    Depreciation and amortization deducted
                     for income tax purposes                      (   592,661 )     (   410,932 )    (   410,555  )
                  Write-down of rental property                       450,000           419,850        1,765,000
                  Other income, Section 108 basis
                     reduction                                         88,311                 -                -
                  Bad-debt expense                                     15,000       (    20,500 )    (    33,155  )
                  Lease commissions expense deducted
                     for book purposes in excess of tax                14,030            23,566                -
                  Guaranteed payment deducted for book
                     purposes                                          24,000            24,000                -
                                                                  -----------         ---------        ---------

                      Taxable loss                              $(    300,844 )   $(    198,520 )  $(    193,643  )
                                                                  ===========       ===========      ===========

                                                                    SCHEDULE III

                                                              COSTS CAPITALIZED               GROSS AMOUNT AT
                                                                SUBSEQUENT TO                WHICH CARRIED AT
                                 INITIAL COST TO COMPANY         ACQUISITION                  CLOSE OF PERIOD
                               -------------------------  ----------------------  -----------------------------------
                                 LAND AND   BUILDING AND  IMPROVEMENTS, CARRYING   LAND AND   BUILDING AND            ACCUMULATED
   DESCRIPTION     ENCUMBRANCE IMPROVEMENTS IMPROVEMENTS       NET        COSTS  IMPROVEMENTS IMPROVEMENTS    TOTAL   DEPRECIATION
------------------ ----------- ------------ ------------  ------------- --------  ----------- ------------ ----------  ----------

Shopping mall and
 theater, Winston-
 Salem, North
 Carolina           $5,176,029  $2,463,199   $12,081,900   $5,809,415      $0     $1,639,540   $7,096,144  $ 8,735,684  $3,535,684
                    ==========  ==========   ===========   ==========   ========  ==========   ==========  ==========-  ==========

Reconciliation of activity from December 31, 1997, through December 31, 2000

Balance, December 31, 1997                                                        $1,639,540   $9,604,591  $11,244,131  $3,535,684
Additions                                                                                  0       54,676       54,676           0
Write-down of rental property                                                              0   (1,765,000)  (1,765,000)          0
                                                                                  ----------   ----------  -----------  ----------
Balance, December 31, 1998                                                         1,639,540    7,894,267    9,533,807   3,535,684
Additions                                                                                  0       71,727       71,727           0
Write-down of rental property                                                              0     (419,850)    (419,850)          0
                                                                                  ----------   ----------  -----------  ----------
Balance, December 31, 1999                                                         1,639,540    7,546,144    9,185,684   3,535,684
Write-down of rental property                                                              0     (450,000)    (450,000)          0
                                                                                  ----------   ----------  -----------  ----------
Balance, December 31, 2000                                                        $1,639,540   $7,096,144  $ 8,735,684  $3,535,684
                                                                                  ==========   ==========  ==-========  ==========




                                                   LIFE ON WHICH
                                                   DEPRECIATION IN
                                                    LATEST INCOME
                             DATE OF      DATE      STATEMENT IS
   DESCRIPTION            CONSTRUCTION  ACQUIRED      COMPUTED
------------------        ------------  --------  ---------------

Shopping mall and
 theater, Winston-
 Salem, North
 Carolina                      N/A       1/30/1986       N/A