Form 10-Q
period 2001-03-31
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 2001-05-11
CIK 784508

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark one)
   [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to

                         Commission file number: 33-1889
                                                ---------

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

          3,000 limited partnership units outstanding as of May 9, 2001

                     Page 1 of 9 sequentially numbered pages

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                                            March 31,
                                                              2001               December 31,
                                                           (unaudited)               2000
                                                           -----------          -------------
          ASSETS
Rental Properties (at cost):
  Land and improvements                                    $ 1,639,540           $ 1,639,540
  Buildings                                                  6,803,003             6,803,003
  Furniture and equipment                                      293,141               293,141
                                                           -----------           -----------
                                                             8,735,684             8,735,684
Accumulated Depreciation                                    (3,535,684)           (3,535,684)
                                                           -----------           -----------
                                                             5,200,000             5,200,000

Cash and cash equivalents                                      157,009               546,169
Restricted Cash                                                 68,201                32,333
Accounts Receivable                                             36,699                28,012
Other                                                            2,144                 2,156
                                                           -----------           -----------
                                                             5,464,051             5,808,670
                                                           ===========           ===========

          LIABILITIES AND PARTNERS' CAPITAL

Debt                                                         5,156,041             5,176,029
Other liabilities                                              120,970               119,742
                                                           -----------           -----------
                                                             5,277,011             5,295,771

Partners' capital:
  General partners                                              33,069                32,578
  Limited partners                                             153,971               480,321
                                                           -----------           -----------
                                                           $ 5,464,051           $ 5,808,670
                                                           ===========           ===========

    The accompanying notes are an integral part of the financial statements.

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (unaudited)

                                                               Three                      Three
                                                              Months                     Months
                                                               Ended                      Ended
                                                             March 31,                  March 31,
                                                               2001                       2000
                                                             ---------                  ---------
Income:
  Rent                                                       $216,094                   $288,640
  Interest and other                                           80,517                     75,817
                                                             --------                   --------
                                                              296,611                    364,457

Expenses:
  Interest                                                    114,578                    120,228
  Operations and maintenance                                  112,176                    122,178
  Professional fees                                             8,500                     10,048
  Legal Fees                                                        0                        296
  Administrative and Other                                     12,216                      8,933
                                                             --------                   --------
                                                              247,470                    261,682

Net income                                                   $ 49,141                   $102,775
                                                             ========                   ========

Net income per limited partner unit                          $  16.22                   $  33.92
                                                             ========                   ========

Limited Partner Units outstanding-wgtd. avg.                    3,000                      3,000
                                                             ========                   ========


The accompanying notes are an integral part of the financial statements.

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                   CONSOLIDATED STATEMENTS OF PARTNERS CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   (unaudited)


                                                       General              Limited
                                                       Partners             Partners              Total
                                                       --------            ---------            ---------
Balance, December 31, 1999                             $35,573             $ 776,850            $ 812,423
Net income for the period                                1,028               101,747              102,775
                                                       -------             ---------            ---------
Balance, March 31, 2000                                $36,601             $ 878,597            $ 915,198
                                                       =======             =========            =========


Balance, December 31, 2000                             $32,578             $ 480,321            $ 512,899
Net income for the period                                  491                48,650               49,141
Less Cash Distributions                                                     (375,000)            (375,000)
                                                       -------             ---------            ---------
Balance, March 31, 2001                                $33,069             $ 153,971            $ 187,040
                                                       =======             =========            =========


    The accompanying notes are an integral part of the financial statements.

                         MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                      CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                Increase (Decrease) in Cash and Cash Equivalents

                                   (unaudited)

                                                                    Three Months          Three Months
                                                                       Ended                 Ended
                                                                   March 31, 2001         March 31, 2000
                                                                   --------------         --------------
Net Income                                                           $  49,141               $102,775
                                                                     ---------               --------

Adjustments to reconcile net income to
    net cash provided by operations:
  Decrease (Increase) in accounts receivable                            (8,686)                 1,552
  Decrease (Increase) in other assets                                  (35,855)               (35,101)
  Increase (Decrease) in accrued liabilities                             1,228                  1,228
                                                                     ---------               --------
  Total adjustments                                                    (43,313)               (32,321)
                                                                     ---------               --------
  Net cash provided by operating activities                              5,828                 16,820

Cash flows from financing activities:
  Repayments of debt                                                   (19,988)               (19,988)
  Distributions                                                       (375,000)                     0
                                                                     ---------               --------
  Net cash used by financing activities                               (394,988)               (19,988)

Net decrease in cash and cash equivalents                             (389,160)                (3,168)
Cash and cash equivalents at beginning of period                       546,169                546,169
                                                                     ---------               --------
Cash and cash equivalents at end of period                           $ 157,009               $543,001
                                                                     =========               ========

    The accompanying notes are an integral part of the financial statements.

                         MARKETPLACE INCOME PROPERTIES,
                      A NORTH CAROLINA LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements of Marketplace Income Properties, A North Carolina Limited Partnership (the "Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The consolidated financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the three month period ended March 31, 2001. The consolidated financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements should be read in conjunction with the Partnership's 2000 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the three month period ended March 31, 2001, are not necessarily indicative of the results for a full year.

1.       Partnership Matters And Significant Accounting Policies

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015, unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at May 8, 2001, was 787. ISC Realty Corporation is the sole general partner.

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

2.       Related Party Transactions

Amounts earned by the general partner for the reimbursement of expenses of operating the Partnership were $6,000 for both three month periods ended March 31, 2000 and 2001.

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

In 1998, during its annual planning and budgeting process, the general partner determined that primarily due to increased competition, a decline in future expected operating income resulted in anticipated future cash flows below the carrying value of the property. Accordingly, the general partner adjusted the carrying value of the property to its estimated realizable value resulting in a non-cash impairment loss of $1,756,000. The general partner determined that additional write-downs of approximately $420,000 during 1999 and $450,000 in the fourth quarter of 2000, were necessary to adjust the carrying value of the property to its estimated realizable value.

Liquidity and Capital Resources

Cash and cash equivalents totaled $157,009 at March 31, 2001, compared to $546,169 at March 31, 2000. A cash distribution of $375,000, or $125.00 per limited partner unit, was paid to the limited partners in February 2001. The Registrant will hold the remaining cash balance as reserves for the cost of operating, repairing and maintaining the property.

Carmike Theatres, located in a separate building beside the main Mall property, filed for bankruptcy in 2000 and has closed more than 41 theatres nationwide, including the location at Marketplace Mall. The general partner will file the maximum claim for future rents that is allowed under the bankruptcy code, however, it is questionable how much, if anything, will be received once the claim is settled. Our property manager is actively seeking other replacement tenants. The loss of Carmike Theatres will substantially reduce the net cash flow of the Partnership. This reduction is estimated to be approximately $283,000 per year. Based on current operating cash flow, excluding the rent from Carmike, the Partnership is expected to incur an operating cash deficit of approximately $75,000 per year. In April, 2001, the general partner decided to stop paying deferred maintenance to the mortgage lender and is seriously questioning whether projected cash deficits should be funded when it is unlikely that the property can be sold for an amount in excess of the debt. By electing not to fund operating deficits and by not paying the full amount of the monthly interest and principal due on the loan, it is likely that the lender will move to foreclose on the property. The Partnership is current on all debt service with the exception of the operating reserve amount for April and May of 2001.

Results of Operations

The Partnership reported net income of $49,141 for the three months ended March 31, 2001, compared to income of $102,775 for the same period in 2000. Rental income decreased from $288,640 for the three months ended March 31, 2000, to $216,094 for the three months ended March 31, 2001. This decrease is from increased vacancy resulting in lower base rental income and lower tenant sales that reduced receipts of percentage rent.

For the three months ended March 31, 2001, interest and other income increased to $80,517 from $75,817 for the same period in 2000. This increase reflects interest earned on higher cash reserves.

Interest expense for the three months ended March 31, 2001, was $114,578 compared with $120,228 for the same period of 2000. Operations and maintenance expense decreased to $112,176 for the three months ended March 31, 2001, from $122,178 for the same period in 2000. This decrease reflects lower operating and repair costs for the Mall. Professional fees decreased to $8,500 for the three months ended March 31, 2001, down from $10,048 for the same 2000 period. Legal fees decreased to $0 for the three months ended March 31, 2001, compared to $296 for the same period in 2000. Administrative and other expenses decreased to $12,216 for the current quarter from $8,933 for the same period in 2000. These decreases reflect lower charges incurred to operate the one remaining property.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submissions of Matter to a vote of Securities Holders

         None

Item 5.  Other Information

         We continue to market the Marketplace Mall in Winston-Salem, NC and our goal remains to sell the mall and liquidate the Partnership. The loss of Carmike Theatres will seriously impact our ability to sell the property at an amount in excess of the debt. Should we not be able to sell the property for an amount in excess of the debt, the only proceeds to distribute to the limited partners would be the cash on hand held by the Partnership. In February 2001, a cash distribution was paid to the limited partners of $375,000 or $125 per limited partnership unit.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               None

         (b)   Reports on Form 8-K

               No reports on Form 8-K were required to be filed during the three months ended March 31, 2001.

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


DATE:         May 9, 2001
     ---------------------------