Form 10-Q
period 2001-06-30
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 2001-08-14
CIK 784508

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                  Yes [X] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        3,000 limited partnership units outstanding as of August 11, 2001

                     Page 1 of 10 sequentially numbered pages

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000


                                                    June 30,
                                                       2001            December 31,
                                                   (unaudited)            2000
                                                   -----------         -----------
          ASSETS
Rental Properties (at cost):
  Land and improvements                            $ 1,639,540         $ 1,639,540
  Buildings                                          6,803,003           6,803,003
  Furniture and equipment                              293,141             293,141
                                                   -----------         -----------
                                                     8,735,684           8,735,684
  Accumulated depreciation                          (3,535,684)         (3,535,684)
                                                   -----------         -----------
                                                     5,200,000           5,200,000

Cash and cash equivalents                              137,411             546,169
Restricted Cash                                         93,805              32,333
Accounts Receivable                                     22,048              28,012
Other                                                    3,044               2,156
                                                   -----------         -----------
                                                   $ 5,456,307           5,808,670
                                                   ===========         ===========


          LIABILITIES AND PARTNERS' CAPITAL

Debt                                               $ 5,136,884           5,176,029
Other liabilities                                      139,292             119,742
                                                   -----------         -----------
                                                     5,276,176           5,295,771


Partners' capital:
  General partners                                      33,000              32,578
  Limited partners                                     147,130             480,321
                                                   -----------         -----------
                                                   $ 5,456,307         $ 5,808,670
                                                   ===========         ===========

    The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (unaudited)

                                                      Three             Three             Six              Six
                                                      Months            Months           Months           Months
                                                      Ended             Ended            Ended            Ended
                                                     June 30,          June 30,         June 30,         June 30,
                                                       2001              2000             2001             2000
                                                    ---------         ---------        ---------        ---------


Income:
  Rent                                              $ 269,260         $ 333,148        $ 559,448        $ 688,366
  Interest and other                                    3,965            12,076           10,388           21,315
                                                    ---------         ---------        ---------        ---------
                                                      273,225           345,224          569,836          709,681

Expenses:
  Interest                                            115,409           118,427          229,987          238,655
  Operations and maintenance                          140,831           147,016          253,007          269,194
  Professional fees                                     5,395                 0           13,895           10,048
  Legal Fees                                              636                15              636              311
  Administrative and Other                             17,864            23,677           30,080           32,609
                                                    ---------         ---------        ---------        ---------
                                                      280,135           289,135          527,605          550,817

Net income (loss)                                   ($  6,910)        $  56,089        $  42,232        $ 158,864
                                                    =========         =========        =========        =========

Net income (loss) per limited partner unit          ($   2.28)        $   18.51        $   13.94        $   52.43
                                                    =========         =========        =========        =========

Limited Partner Units outstanding-wgtd. avg             3,000             3,000            3,000            3,000
                                                    =========         =========        =========        =========

    The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                   (unaudited)


                                                    General           Limited
                                   Partners         Partners           Total
                                  ---------        ---------         ---------

Balance, December 31, 1999        $  35,573        $ 776,850         $ 812,423
Net income for the period             1,589          157,275           158,864
                                  ---------        ---------         ---------
Balance, June 30, 2000            $  37,162        $ 934,125         $ 971,287
                                  =========        =========         =========

Balance, December 31, 2000        $  32,578        $ 480,321         $ 512,899
Net income for the period               422           41,809            42,232
Distributions                             0         (375,000)        ($375,000)
                                  ---------        ---------         ---------
Balance, June 30, 2001            $  33,000        $ 147,130         $ 180,131
                                  =========        =========         =========

    The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                             STATEMENTS OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                Increase (Decrease) in Cash and Cash Equivalents

                                   (unaudited)

                                                              Six Months        Six Months
                                                                Ended              Ended
                                                            June 30, 2001     June 30, 2000
                                                            -------------     -------------

Net Income                                                    $  42,232         $ 158,864
                                                              ---------         ---------

Adjustments to reconcile net income to
    net cash provided by operations:
  Decrease (Increase) in accounts receivable                      5,964            11,017
  Decrease (Increase) in restricted cash                        (61,472)          (71,868)
  Decrease (Increase) in other assets                              (888)            2,156
  Increase (Decrease) in accrued liabilities                     19,550            11,370
                                                              ---------         ---------
  Total adjustments                                             (36,845)          (47,325)
                                                              ---------         ---------
  Net cash Provided by (Used for) operating activities            5,387           111,539


Cash flows from financing activities:
  Increase (Decrease) in Note Payable                           (39,145)          (20,658)
  Distributions                                                (375,000)                0
                                                              ---------         ---------
  Net cash used by financing activities                        (414,145)          (20,658)

Net increase in cash and cash equivalents                      (408,757)           90,882
                                                              ---------         ---------
Cash and cash equivalents at beginning of period                546,169           408,231
                                                              ---------         ---------
Cash and cash equivalents at end of period                    $ 137,411         $ 499,113
                                                              =========         =========

    The accompanying notes are an integral part of the financial statements

                         MARKETPLACE INCOME PROPERTIES,
                      A NORTH CAROLINA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

The financial statements of Marketplace Income Properties, A North Carolina Limited Partnership (the "Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the six month period ended June 30, 2001. The financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the Partnership's 2000 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the six month period ended June 30, 2001, are not necessarily indicative of the results for a full year.

1. PARTNERSHIP MATTERS AND SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015, unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at August 11, 2001, was 787. ISC Realty Corporation is the sole general partner.

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

2. RELATED PARTY TRANSACTIONS

The amount earned by the general partner for the reimbursement of expenses of operating the Partnership was $12,000 for the six months ended June 30, 2001 and 2000.

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

In 1998, during its annual planning and budgeting process, the general partner determined that primiarily due to increased competition, a decline in future expected operating income resulted in anticipated future cash flows below the carrying value of the property. Accordingly, the general partner adjusted the carrying value of the property to its estimated realizable value resulting in a non-cash impairment loss of $1,756,000. The general partner determined that additional write-downs of approximately $420,000 during 1999 and $450,000 in the fourth quarter of 2000, were necessary to adjust the carrying value of the property to its estimated realizable value.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $137,411 at June 30, 2001. The Registrant will hold these funds as reserves for the cost of operating, repairing and maintaining the property. A cash distribution of $375,000, or $125.00 per limited partner unit, was paid to the limited partners in February 2001.

Carmike Theatres, located in a separate building beside the main Mall property, filed for bankruptcy in 2000 and has closed more than 41 theatres nationwide, including the location at Marketplace Mall. The general partner will file the maximum claim for future rents that is allowed under the bankruptcy code, however, it is questionable how much, if anything, will be received once the claim is settled. Our property manager is actively seeking other replacement tenants. The loss of Carmike Theatres will substantially reduce the net cash flow of the Partnership. This reduction is estimated to be approximately $283,000 per year. Based on current operating cash flow, excluding the rent from Carmike, the Partnership is expected to incur an operating cash deficit of approximately $75,000 per year. In April, 2001, the general partner decided to stop paying deferred maintence to the mortgage lender and is seriously questioning whether projected cash deficits should be funded when it is unlikely that the property can be sold for an amount in excess of the debt. By electing not to fund operating deficits and by not paying the full amount of the monthly interest and principal due on the loan, it is likely that the lender will move to foreclose on the property. The Partnership is current on all debt service with the exception of the operating reserve amount from April to June of 2001.

RESULTS OF OPERATIONS

The Partnership reported net income of $42,232 for the six months ended June 30, 2001, compared to income of $158,864 for the six months ended June 30, 2000. Rental income decreased from $688,366 for the six months ended June 30, 2000, to $559,448 for the six months ended June 30, 2001. This decrease is from increased vacancy resulting in lower base rental income and lower tenant sales that reduced receipts of percentage rent. Interest and other income decreased from $21,315 for the six months ended June 30, 2000, to $10,388 for the same period in 2001. This decrease reflects less interest earned on lower cash reserves compared to the second quarter 2000 reclass of $5,200 tax escrow refund and receipt of $5,283 cash for the purchase, by a tenant in the mall, of restaurant equipment that the property manager held since a prior tenant defaulted.

Interest expense for the six months ended June 30, 2000, was $238,655 compared with $229,987 for the same period of 2001. Operations and maintenance expense decreased to $253,007 for the six months ended June 30, 2001, from $269,194 for the same period in 2000. This decrease reflects lower operating and repair costs for the Mall. Professional fees increased to $13,895 for the six months ended June 30, 2001, up from $10,048 for the same 2000 period. Legal fees increased from $311 for the six months ended June 30, 2000, to $636 for the same period in 2001. Administrative and other expenses decreased to $30,080 for the current year from $32,609 for the same period in 2000. These decrease reflects the overall lower leasing activity and lower lease commissions paid to the property manager.


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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits

                 EX-27  FINANCIAL DATA SCHEDULE (FOR SEC USE ONLY)

           (b) Reports on Form 8-K

                  No reports on Form 8-K were required to be filed during the six months ended June 30, 2001.

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


DATE:         AUGUST 11, 2001
              ---------------