Form 10-Q
period 2001-09-30
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 2001-11-14
CIK 784508

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark one)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    --------

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

       3,000 limited partnership units outstanding as of November 8, 2001

                    Page 1 of 10 sequentially numbered pages

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                                September 30,
                                                    2001             December 31,
                                                -------------       -------------
                                                  (unaudited)             2000
          ASSETS
Rental Properties:
  Land and improvements                         $   1,639,540       $   1,639,540
  Buildings                                         6,803,003           6,803,003
  Furniture and equipment                             293,141             293,141
                                                -------------       -------------
                                                    8,735,684           8,735,684
  Accumulated depreciation                         (3,535,684)         (3,535,684)
                                                -------------       -------------
                                                    5,200,000           5,200,000

Cash and cash equivalents                             145,036             546,169
Restricted Cash                                       106,625              32,333
Accounts Receivable                                    12,676              28,012
Other                                                   3,943               2,156
                                                -------------       -------------
                                                $   5,468,280       $   5,808,670
                                                =============       =============


          LIABILITIES AND PARTNERS' CAPITAL

Debt                                            $   5,118,579       $   5,176,029
Other liabilities                                     166,434             119,742
                                                -------------       -------------
                                                    5,285,014           5,295,771

Partners' capital:                              $           0
  General partner                                      33,032              32,578
  Limited partners                                    150,235             480,321
                                                -------------       -------------
                                                $   5,468,280       $   5,808,670
                                                =============       =============


                 See attached notes to the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                   (unaudited)

                                                   Three          Three               Nine             Nine
                                                   Months         Months              Months           Months
                                                   Ended          Ended               Ended            Ended
                                               September 30,   September 30,      September 30,    September 30,
                                                   2001            2000               2001             2000
                                               -------------   -------------      -------------    -------------
Revenue:
  Rent                                         $     259,395   $     354,691      $     818,843    $   1,058,224
  Interest and other                                   2,367           8,638             12,755           14,786
                                               -------------   -------------      -------------    -------------
                                                     261,762         363,329            831,598        1,073,010

Expenses:
  Interest                                           116,260         118,221            346,247          356,877
  Operations and maintenance                         124,168         234,353            377,175          503,547
  Professional fees                                      300               0             14,195           10,048
  Legal fees                                             618             253              1,254              564
  Administrative and Other                            17,280          16,031             47,359           48,640
                                               -------------   -------------      -------------    -------------
                                                     258,626         368,858            786,230          919,675
                                               -------------   -------------      -------------    -------------

Net income (loss)                              $       3,136   $      (5,529)     $      45,368    $     153,335
                                               =============   =============      =============    =============

Net income per limited partner unit            $        1.03   $       (1.82)     $       14.97    $       50.60
                                               =============   =============      =============    =============

Limited Partner Units outstanding-wgtd. avg            3,000           3,000              3,000            3,000
                                               =============   =============      =============    =============


                 See attached notes to the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                   (unaudited)


                               General      Limited
                               Partner      Partners       Total
                              ---------     ---------    ---------
Balance, December 31, 1999    $  35,573     $ 776,850    $ 812,423
Net income for the period         1,533       151,802    $ 153,335
                              ---------     ---------    ---------
Balance, September 30, 2000   $  37,106     $ 928,652    $ 965,758
                              =========     =========    =========



Balance, December 31, 2000    $  32,578     $ 480,321    $ 512,899
Net income for the period           454        44,914       45,368
Distributions                         0      (375,000)    (375,000)
                              ---------     ---------    ---------
Balance, September 30, 2001   $  33,032     $ 150,235    $ 183,267
                              =========     =========    =========


                 See attached notes to the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                             STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (unaudited)

                                                          Nine              Nine
                                                          Months            Months
                                                          Ended             Ended
                                                      September 30,      September 30,
                                                          2001               2000
                                                      -------------      -------------
Net Income                                            $      45,368      $     153,335

Adjustments to reconcile net income to net cash
  provided by operations:
  (Increase) Decrease in accounts receivable                 15,336             (4,424)
  Increase in restricted cash and deposits                  (74,292)            (7,503)
  Other Increase                                             (1,787)              (433)
  Increase in accrued liabilities                            46,692             34,999
                                                      -------------      -------------
   Total adjustments                                        (14,051)            22,639
                                                      -------------      -------------
   Net cash provided by operating activities                 31,317            175,974
                                                      -------------      -------------

Cash flows from financing activities:
  Repayments of debt                                        (57,450)           (46,822)
                                                      -------------      -------------
  Distributions to Limited Partners                        (375,000)                 0
                                                      -------------      -------------
  Net cash used by financing activities                    (432,450)           (46,822)
                                                      -------------      -------------

Net increase in cash and cash equivalents                  (401,133)           129,152
Cash and cash equivalents at beginning of period            546,169            408,231
                                                      -------------      -------------
Cash and cash equivalents at end of period            $     145,036      $     537,383
                                                      =============      =============

                 See attached notes to the financial statements

                          MARKETPLACE INCOME PROPERTIES

                      A NORTH CAROLINA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The financial statements of Marketplace Income Properties A North Carolina Limited Partnership ("the Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the nine month period ended September 30, 2001. The financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the Partnership's 2000 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the nine-month period ended September 30, 2001, are not necessarily indicative of the results for a full year.


2.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015, unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at November 8, 2001, was 787. ISC Realty Corporation is the sole general partner.

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

3.  RELATED PARTY TRANSACTIONS

The general partner was paid $18,000 for reimbursement of expenses of operating the Partnership for the nine months ended September 30, 2001, the same amount was paid for the nine months ended September 30, 2000.

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

The general partner continues to market for sale the one remaining property, Marketplace Mall in Winston-Salem, NC. However, due to changing area demographics, difficulties with long term renewals that create an unstable tenant base, short term leases and bankruptcy of Carmike Theatre and cancellation of that lease, offers received to date have been less than the outstanding mortgage balance. The general partner estimates the value of the Marketplace Mall to be below the mortgage debt at this time. Assuming a liquidation of the Partnership, the only proceeds available to distribute to the limited partners would be the cash reserves on hand which would be approximately $30 per limited partner unit after liquidation expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $145,036 at September 30, 2001. The Registrant will hold these funds as reserves for the cost of operating, repairing and maintaining the property. A cash distribution of $375,000, or $125.00 per limited partner unit, was paid to the limited partners in February 2001.

Carmike Theatres, located in a separate building beside the main Mall property, filed for bankruptcy in 2000 and has closed more than 41 theatres nationwide, including the location at Marketplace Mall. The general partner will file the maximum claim for future rents that is allowed under the bankruptcy code, however, it is questionable how much, if anything, will be received once the claim is settled. Our property manager is actively seeking other replacement tenants. The loss of Carmike Theatres will substantially reduce the net cash flow of the Partnership. This reduction is estimated to be approximately $283,000 per year. Based on current operating cash flow, excluding the rent from Carmike, the Partnership is expected to incur an operating cash deficit of approximately $75,000 per year. In April 2001, the general partner decided to stop paying deferred maintenance to the mortgage lender and requested permission from the lender to suspend deferred maintenance payments. In August 2001, the lender denied this request and the general partner is seriously questioning whether projected cash deficits should be funded when it is unlikely that the property can be sold for an amount in excess of the debt. By electing not to fund operating deficits and by not paying the full amount of the monthly interest and principal due on the loan, it is likely that the lender will move to foreclose on the property. The Partnership is current on all debt service with the exception of the operating reserve amount through October 2001.

RESULTS OF OPERATIONS

The Partnership reported net income of $45,368 for the nine months ended September 30, 2001, compared to net income of $153,335 for the same period in 2000.

Rental revenue decreased from $1,058,224 for the nine months ended September 30, 2000, to $818,843 for the same period in 2001. This decrease is primarily from the Carmike vacancy and lower tenant sales that reduced receipts of percentage rent. Interest income totaled $12,755 for the nine months ended September 30, 2001, compared to $14,786 for the same period in 2000. The decrease in interest income is the result of maintaining lower cash reserves after the distribution was paid to the limited partners in February 2001.

Interest expense for the nine months ended September 30, 2001 was $346,247 compared with $356,877 for the same period in 2000.

Operations and maintenance expense decreased to $377,175 for the nine months ended September 30, 2001, from $503,547 in 2000. This decrease reflects both lower and deferred operating and repair costs for the Mall. Parking lot resurfacing expenses in the prior year were approximately $98,000.

Administrative and other expenses were $47,359 for the nine months ended September 30, 2001, compared to $48,640 for the nine months ended September 30, 2000. Legal expense increased to $1,254 for the nine months ended September 30, 2001, compared to $564 for the same period in 2000. This increase is due to expenses incurred in connection with Carmike Theatres bankruptcy filings. Professional fees increased to $14,195 for the nine months ended September 30, 2001, compared to $10,048 for the same period in 2000.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits

                 None


           (b)   Reports on Form 8-K
                 No reports on Form 8-K were filed during the nine months ended September 30, 2001.

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





DATE:  NOVEMBER 8, 2001