Form 10-K405
period 2001-12-31
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 2002-04-01
CIK 784508

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2001

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

        3,000 Limited Partnership units outstanding as of March 26, 2002

Documents Incorporated by Reference:  See Item 14

                    Page 1 of 10 sequentially numbered pages

                                     PART I

ITEM 1  -         BUSINESS

         Marketplace Income Properties, A North Carolina Limited Partnership (the "Registrant" or the "Partnership") is a North Carolina limited partnership organized in 1985. Until September 16, 1992, the general partners of the Partnership were ISC Realty Corporation ("ISCR" or the "General Partners"), a North Carolina corporation and a wholly-owned subsidiary of Interstate/Johnson Lane, Inc., and Benton Investment Company ("Benton"), a North Carolina corporation. On September 16, 1992, Benton was removed as a general partner after ISCR solicited proxies from the Limited Partners to vote for Benton's removal and Benton's request for a preliminary injunction to prohibit his removal was denied by the United States District Court for the Middle District of North Carolina. As a result, ISCR became the managing general partner of the Partnership. On January 11, 1993, ISCR and Benton closed a purchase agreement whereby ISCR purchased Benton's entire general partner interest in the Partnership effective January 1, 1993. Pursuant to this purchase transaction, ISCR succeeded to all of Benton's rights and interests under the Partnership Agreement, including Benton's interest in management fees, rights to reimbursement of administrative expenses and its 0.5% interest in Partnership distributions. None of the costs associated with these events and transactions, including the cost of purchasing Benton's interest in the Partnership, were charged to the Partnership.

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

         ISCR or its affiliates currently serve as a general partner in approximately 4 public and private partnerships which currently own various types of real property. None of the prior partnerships sponsored by ISCR now contemplate the acquisition of any additional properties due to all public funds being fully invested. The General Partner and their affiliates are and may continue to be engaged in the business of real estate investment, development and management apart from their involvement in the Registrant.

         ISCR intends to devote only such time to the business of the Registrant as, in its judgment, is reasonably required. ISCR is engaged in other similar activities, which also require the time and attention of its management and staff.

         As of March 26, 2002, the Registrant did not directly employ any persons in a full-time position. Certain employees of ISCR performed services for the Registrant during 2001.

ITEM 2 -          PROPERTIES

         (a)      The Marketplace Mall & Theaters

         The Mall is a 177,600 square foot enclosed shopping mall with a separate 20,576 square foot theater building on approximately 23 acres of land in Winston-Salem, (Forsyth County) North Carolina. The Mall is currently predominantly occupied by many small tenants between the range of 1,000 and 7,500 square feet in addition to the Hamricks space that is approximately 48,000 square feet. The separate theater building, formerly occupied by Carmike Cinemas, is now vacant as this tenant declared bankruptcy during 2000. Approximately 16% of the rental income was derived from Carmike Theatres. As of January 31, 2002, the Mall was 82% occupied.

         In April 1997, the Registrant satisfied the mortgage secured by the Mall with a loan obtained through the CMBS group at First Union National Bank. The new loan proceeds totaled $5.4 million at an interest rate of 8.875%. At December 31, 2001, the outstanding principal balance of the loan was $5,100,422. In April 2001, the general partner ceased payment of deferred maintenance reserves and requested permission from the lender to suspend these payments. In August 2001, that request was denied. The Partnership is currently in technical default with its mortgage lender with respect to funding of the deferred maintenance reserve. The lender has not declared the loan in default. Restructuring discussions with the lender are still underway, however, no decisions have been made as of the date of this filing.

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

         Carmike Theatres filed for bankruptcy in 2000. The Registrant has submitted a proof of claim for damages under a rejected lease which claim totals approximately $270,000. According to terms of the Carmike reorganization plan under Chapter 11, the Partnership is scheduled to receive the full amount of the claim through regular payments to 2007. See Note 6 of the audited financial statements.


ITEM 4  -         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None



                                     PART II

ITEM 5  -         MARKET FOR REGISTRANT'S SECURITIES AND OTHER RELATED
                  SECURITIES HOLDER MATTERS

         Transfer of the Registrant's Limited Partnership Units (the "Units") is subject to certain restrictions contained in the Registrant's Limited Partnership Agreement. There is no established market for the Units and it is not anticipated that any will occur in the future. The Registrant is aware of no significant resales of Units. As of March 26, 2002, 788 investors were recorded owners of 3,000 units. In 1997, the Registrant distributed $750 per unit to the Limited Partners. There were no distributions to the Limited Partners during 1998. In 1999, the Registrant distributed $150 per unit to the Limited Partners. There were no distributions to the Limited Partners during 2000. In 2001, the Registrant distributed $125 per unit to the Limited Partners.

ITEM 6  -         SELECTED FINANCIAL DATA (AUDITED)

                                Year                  Year                  Year               Year                 Year
                               Ended                 Ended                 Ended               Ended                Ended
                               Dec 31                Dec 31                Dec 31              Dec 31               Dec 31
                                2001                  2000                  1999                 1998                 1997
                            -----------           -----------           -----------           -----------           ---------

Operating Revenues          $   865,448           $ 1,117,881           $ 1,136,418           $ 1,243,837           $1,821,333

Net Income (Loss)            (1,166,723)             (299,524)             (234,504)           (1,514,933)             382,685

Cash Dist's to LPs              375,000                     0               450,000                     0            2,250,000

Cash Dist's / Unit                  125                     0                   150                     0                  750

Total Assets                  4,196,218             5,808,670             6,178,911             6,955,223            8,674,668

Long-Term Debt                5,100,422             5,176,029             5,243,891             5,307,196            5,359,624

Partners' Equity             (1,028,824)              512,899               812,423             1,496,927            3,011,860



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

         The Registrant paid a cash distribution on February 28, 2001, to all limited partners in the amount of $375,000 or $125 per partnership unit. The Partnership is maintaining a cash reserve of approximately $100,000 for future working capital needs. As a result of the Carmike bankruptcy and the loss of rental income from Carmike, we are expecting the Partnership to operate at a cash deficit of approximately $75,000 for the year 2002. In April 2001, the general partner ceased payment of deferred maintenance reserves. In August 2001, request for permission to suspend future payments was denied by the mortgage lender and the Partnership is currently in technical default. We are attempting to negotiate a reduction in the debt service with the first mortgage lender, however, there are no assurances that negotiations will be successful. In addition, we are working to find a replacement tenant for the Carmike space. There are no likely prospects at the time of this filing. Note 7 of the audited financial statements provides additional information.

         The Registrant generated cash flow of $45,844 from operations during the year ended December 31, 2001. After payment of principal on the first mortgage loan, the Partnership in curred a cash deficit of $29,763. As of December 31, 2001, the Registrant held cash and cash equivalents of $141,406. The Registrant is holding these funds as a reserve for the cost of operating and maintaining the property. In addition, $28,162 was held in restricted cash accounts related to tenant deposits, and property tax escrows.

         The Registrant recorded a $1,200,000 write-down on the Mall property in 2001. See Note 2 of the audited financial statements for further discussion.


Results of Operations

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2001, TO FISCAL YEAR ENDED DECEMBER 31, 2000

         For the year ended December 31, 2001 the Registrant reported a net loss of $1,166,723 compared to a net loss of $299,524 for the year ended December 31, 2000. The 2001 write-down of rental property in the amount of $1,200,000 and the 2000 write-down of rental property in the amount of $450,000 account for the largest portion of these losses.

         Rental income decreased to $850,479 in 2001 from $1,089,454 for the year ended December 31, 2000. This decrease is primarily due to the Carmike bankruptcy and rejection of their lease which resulted in no income from Carmike during 2001. Interest and other income decreased from $28,427 in 2000 to $14,969 in 2001 due to lower cash reserves on hand and less activity at the mall.

         Interest expense decreased from $470,403 in 2000 to $462,273 in 2001 reflecting amortization on the outstanding mortgage balance.

         Operations and maintenance expense decreased from $405,269 in 2000 to $273,540 in 2001. This difference was due to the expense incurred in 2000 for resurfacing the parking lot. Administrative expense increased by $4,625 for 2001. This increase is primarily due to higher professional and leasing fees incurred. There was no amortization expense recorded for 2001.



COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2000, TO FISCAL YEAR ENDED DECEMBER 31, 1999

         For the year ended December 31, 2000, the Registrant reported a net loss of $299,524 compared to a net loss of $234,504 for the year ended December 31, 1999. The 2000 write-down of rental property in the amount of $450,000 and the 1999 write-down of rental property in the amount of $419,850 account for the largest portion of these losses.

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
J. Christopher Boone                                 Director and President of ISCR.  He is 43 years old.
Robert B. McGuire                                    Treasurer of ISCR.  He is 54 years old.
Michael D. Hearn                                     Director and Secretary of ISCR.  He is 50 years old.

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

         On April 1, 1999, ISC Realty Corporation's parent, Interstate/Johnson Lane, Inc., merged into Wachovia Corporation and on September 1, 2001, Wachovia Corporation and First Union Corporation merged. The new organization functions under the name Wachovia Corporation. Personnel and offices continue to operate as usual.


 ITEM 11  -       EXECUTIVE COMPENSATION

         During the fiscal year ended December 31, 2001, the Registrant paid no compensation to the executive officers, directors or partners, of ISCR. See Item 13 "Certain Relationships and Related Transactions" for a discussion of amounts paid or which may be paid to ISCR for the year ending December 31, 2001.


ITEM 12  -        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         As of March 26, 2002, ISCR, the sole general partner, owns a 1% interest in net profits and net losses and distributions of distributable cash from operations and sale or refinancing proceeds of the Partnership as set forth in the Partnership Agreement. As of March 26, 2002, the following officer of ISCR owned the following number of LP units of the Registrant:

                                     NUMBER OF UNITS             PERCENT
            NAME                      SUBSCRIBED FOR             OF UNITS
            ----                     ---------------           -----------
    J. Christopher Boone                    4                   Less than 1%


         ISCR is not aware of any beneficial owners holding greater than five percent (5%) of the Limited Partners' Units.


ITEM 13  -        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Compensation

         ISCR is entitled to compensation, fees and distributions in connection with the acquisition, operations and liquidation stages of the Partnership, all as set forth in the Partnership Agreement. Payments totaling $24,000 were made to related parties during 2001. See Note 5 of the financial statements attached for detailed disclosure of fees paid to ISCR during the year.

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

                                      BY:      ISC REALTY CORPORATION
                                               GENERAL PARTNER




                                      BY:      /s/ J. CHRISTOPHER BOONE
                                               ------------------------
                                               J. CHRISTOPHER BOONE
                                               PRESIDENT

                                   SIGNATURES


                Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                                      Title                         Date
---------                                   ------------                --------------



/s/ J. Christopher Boone                                                March 26, 2002
------------------------------------                                    --------------
J. Christopher Boone                        Director and
                                            President of
                                            ISC Realty
                                            Corporation



/s/ Michael D. Hearn                                                    March 26, 2002
----------------------------------                                      --------------
Michael D. Hearn                            Director and
                                            Secretary of
                                            ISC Realty
                                            Corporation

                                    Exhibit F
                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE
                              [Item 14(a) 1 and 2]

Pages
-----
Report of Independent Public Accountants                                               F-1

Financial Statements:

  Balance sheets at December 31,
     2001 and 2000                                                                     F-2

  Statements of operations for the years ended
     December 31, 2001, 2000, and 1999                                                 F-3

  Statements of partners' capital for the
     years ended December 31, 2001, 2000, and 1999                                     F-4

  Statements of cash flows for the years
     ended December 31, 2001, 2000, and 1999                                           F-5

  Notes to financial statements                                                 F-6 - F-11

Financial Statement Schedules:

  Schedule III - Real estate and accumulated depreciation
     for the year ended December 31, 2001                                             F-12



All other schedules are omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2001 AND 2000
                          AND FOR THE THREE YEARS ENDED
                        DECEMBER 31, 2001, 2000 AND 1999

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                              FINANCIAL STATEMENTS







                                TABLE OF CONTENTS


                                                                                                      PAGE
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................................................1

BALANCE SHEETS..........................................................................................2

STATEMENTS OF OPERATIONS................................................................................3

STATEMENT OF PARTNERS' CAPITAL..........................................................................4

STATEMENTS OF CASH FLOWS................................................................................5

NOTES TO FINANCIAL STATEMENTS...........................................................................6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners of
Marketplace Income Properties, Limited Partnership
Charlotte, North Carolina

         We have audited the accompanying balance sheets of Marketplace Income Properties (a North Carolina limited partnership) as of December 31, 2001 and 2000 and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the managing general partner, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marketplace Income Properties as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with U.S. generally accepted accounting principles.

         As discussed in Notes 1 and 2, the general partner began efforts in 1996 to sell the rental properties comprising the Partnership. The Partnership consummated the sales for two of the rental properties in 1997 and one property in 1996. During the fourth quarter of 2001, the Partnership recorded a non-cash charge related to the write-down of its rental property held for sale to its estimated realizable value. Similar non-cash charges were recorded in 1999 and 2000.

         The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 7 to the financial statements, a major tenant filed for bankruptcy during 2000 and then shortly thereafter closed their facility on the Partnership's property. A replacement tenant has not been secured. Due to this, management has projected operating cash deficits and has suspended deferred maintenance payments to their mortgage lender, which places the Partnership in default on certain covenants of its loan agreement. Negotiations are presently under way to revise the Partnership's loan agreement in order to suspend or reduce required deferred maintenance reserves. The Partnership cannot predict the outcome of these negotiations. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


February 14, 2002
Charlotte, North Carolina

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                                  DECEMBER 31,

                                     ASSETS
                                                                         2001                   2000
                                                                      -----------          -----------
Rental property held for sale                                         $ 4,000,000          $ 5,200,000
Cash and cash equivalents                                                 141,406              546,169
Restricted cash                                                            28,162               32,333
Rents receivable, net of allowance for uncollectible
    accounts of $0 and $15,000, respectively                               26,650               28,012
Other assets                                                                   --                2,156
                                                                      -----------          -----------

                                                                      $ 4,196,218          $ 5,808,670
                                                                      ===========          ===========

                                         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
LIABILITIES
    Mortgage note payable                                             $   5,100,422           $   5,176,029
    Accounts payable and accrued expenses                                   124,620                 119,742
                                                                      -------------           -------------
                                                                          5,225,042               5,295,771
                                                                      -------------           -------------

PARTNERS' CAPITAL (DEFICIT)
    General partner                                                          20,911                  32,578
    Limited partners                                                     (1,049,735)                480,321
                                                                      -------------           -------------
                                                                         (1,028,824)                512,899
                                                                      -------------           -------------

                                                                      $   4,196,218           $   5,808,670
                                                                      =============           =============


                       See Notes to Financial Statements.

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                             STATEMENTS OF OPERATION
                     FOR THE THREE YEARS ENDED DECEMBER 31,

                                                    2001                 2000                  1999
                                                -----------           -----------           -----------
INCOME
    Rental income                               $   850,479           $ 1,089,454           $ 1,114,754
    Interest and other income                        14,969                28,427                21,664
                                                -----------           -----------           -----------
                                                    865,448             1,117,881             1,136,418
                                                -----------           -----------           -----------

Operating expenses
    Interest                                        462,273               470,403               474,958
    Amortization                                         --                    --                86,259
    Operations and maintenance                      273,540               405,269               294,497
    Administrative                                   96,358                91,733                95,358
    Write-down of rental property                 1,200,000               450,000               419,850
                                                -----------           -----------           -----------
                                                  2,032,171             1,417,405             1,370,922
                                                -----------           -----------           -----------

        Net loss                                $(1,166,723)          $  (299,524)          $  (234,504)
                                                ===========           ===========           ===========

Net loss allocated to general partner           $   (11,667)          $    (2,995)          $    (2,345)
                                                ===========           ===========           ===========

Net loss allocated to limited partners          $(1,155,056)          $  (296,529)          $  (232,159)
                                                ===========           ===========           ===========

Net loss allocated per limited
    partner unit                                 $(385.02 )             $(98.84 )             $(77.39 )
                                                ===========           ===========           ===========

                       See Notes to Financial Statements.

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
           FOR THE THREE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                        GENERAL              LIMITED
                                                        PARTNER              PARTNERS               TOTAL
                                                      -----------          -----------           -----------
Balance, December 31, 1998                            $    37,918          $ 1,459,009           $ 1,496,927

    Net loss                                               (2,345)            (232,159)             (234,504)

    Cash distributions                                         --             (450,000)             (450,000)
                                                      -----------          -----------           -----------

Balance, December 31, 1999                                 35,573              776,850               812,423

    Net loss                                               (2,995)            (296,529)             (299,524)
                                                      -----------          -----------           -----------

Balance, December 31, 2000                                 32,578              480,321               512,899

    Net loss                                              (11,667)          (1,155,056)           (1,166,723)

    Cash distributions                                         --             (375,000)             (375,000)
                                                      -----------          -----------           -----------

Balance, December 31, 2001                            $    20,911          $(1,049,735)          $(1,028,824)
                                                      ===========          ===========           ===========
                       See Notes to Financial Statements.

                         MARKETPLACE INCOME PROPERTIES,
                               LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                     FOR THE THREE YEARS ENDED DECEMBER 31,

                                                                     2001                 2000                  1999
                                                                 ===========           ===========           ===========
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                    $(1,166,723)          $  (299,524)          $  (234,504)
     Adjustments to reconcile net loss to net
        cash provided by operating activities:
         Write-down of rental property                             1,200,000               450,000               419,850
         Amortization                                                     --                    --                86,259
         Change in
              Rent receivable                                          1,362                (1,614)                5,731
              Other, net                                              11,205                56,938               (12,454)
                                                                 -----------           -----------           -----------

                  Net cash provided by operating
                       activities                                     45,844               205,800               264,882
                                                                 -----------           -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Improvements to rental properties                                    --                    --               (71,727)
                                                                 -----------           -----------           -----------

                  Net cash used for investing activities                  --                    --               (71,727)
                                                                 -----------           -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on mortgage notes payable                    (75,607               (67,862)              (63,305)
     Cash distributions paid to partners                            (375,000)                   --              (450,000)
                                                                 -----------           -----------           -----------

                  Net cash used for financing activities            (450,607               (67,862)             (513,305)
                                                                 -----------           -----------           -----------

                  Net increase (decrease) in cash                   (404,763)              137,938              (320,150)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         546,169               408,231               728,381
                                                                 -----------           -----------           -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $   141,406           $   546,169           $   408,231
                                                                 ===========           ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION

         Interest paid                                           $   463,980           $   470,403           $   474,958
                                                                 ===========           ===========           ===========

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

         The Partnership recorded a write-down of the carrying amount of the property held for sale in 1999 of $420,000. During 2000 a write-down of approximately $450,000 was recorded and an additional write-down of $1,200,000 was recorded during 2001. In management's opinion, the recorded property amounts reflected on the accompanying balance sheets for the years ended December 31, 2001 and 2000 approximate estimated realizable value (see Note 2).

         Effective January 1, 1996, depreciation on rental properties was discontinued in connection with the Partnership's efforts to actively pursue a sale of the properties.

     DEFERRED ASSETS

         Deferred assets consist of deferred loan costs and deferred acquisition costs incurred in connection with the purchase of rental properties. The Partnership wrote off $143,780 of unamortized deferred costs in 1997 in connection with the sale of two of its rental properties and the repayment/refinancing of certain debt. The remaining balance of the deferred assets was written off in 1999 as amortization was accelerated in connection with the write-down of the carrying amount of the related rental property held for sale (see Note 2).

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

     NET INCOME PER LIMITED PARTNER UNIT

         Net income per limited partner unit is calculated based on the weighted average number of units outstanding during the period (3,000 in 2001, 2000 and 1999).

     RESTRICTED CASH

         Restricted cash consists of tenant security deposits and certain escrowed funds at December 31, 2001 and 2000.

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

         Partnership management periodically evaluates the recoverability of its original investment in rental property. Concurrent with its annual budgeting and planning process, management determined a write-down of its rental property was necessary in 1999. During 1999, primarily due to increased competition, a decline in future expected operating income resulted in anticipated future cash flows below the carrying value of the property. Accordingly, during 1999 the Partnership adjusted the carrying value of the property to its estimated realizable value resulting in a non-cash impairment loss of approximately $420,000. During 2000 future expected operating cash flow continued to decline due to uncertainties surrounding the loss of its major tenant. The Partnership's management determined an additional write-down of its rental property was necessary to adjust the carrying value of the property to its estimated realizable value. Accordingly, the Partnership recorded a write-down of approximately $450,000 in the fourth quarter of 2000. In 2001, due to continued declining operating cash flow, general economic decline and local market conditions, as well as unsuccessful attempts to replace its major tenant, the Partnership recorded an additional write-down on its rental property of $1,200,000 during the fourth quarter of 2001.

NOTE 3 - MORTGAGE NOTE PAYABLE

     Mortgage note payable consists of the following at December 31:

                                                                                             2001                 2000
                                                                                          ----------           ----------
Mortgage note payable, bearing interest at 8.875%, due April 1, 2007
     The note is payable in monthly installments of $44,855, including interest. The note is secured by a deed of trust on Marketplace
     Mall and by the assignment
     of leases and rents                                                                  $ 5,100,422          $ 5,176,029
                                                                                          ===========          ===========

Future maturities of the Partnership's remaining mortgage note payable are as follows:

         2002                                                                $  89,170
         2003                                                                   97,414
         2004                                                                   106,420
         2005                                                                   116,258
         2006                                                                   127,007
         Thereafter                                                           4,564,153
                                                                             -----------

                                                                             $ 5,100,422
                                                                             ===========

         Cash paid for interest totaled $463,980, $470,403 and $474,958 for the years ended December 31, 2001, 2000 and 1999, respectively.

         The Partnership is in violation of certain loan covenants with their lending institution. This is discussed in greater detail in Note 7.


NOTE 4 - LEASES

         The Partnership leases rental properties under operating leases with initial terms that expire from 2000 through 2005. The leases are primarily net leases that require the lessee to pay substantially all operating expenses, maintenance and repairs, insurance and taxes on the leased property.

         Related expenses have been recorded net of such tenant reimbursements. The Partnership may receive additional rental income if tenant sales are in excess of stipulated amounts. Overage rents were $3,336, $8,504 and $15,910 for the years ended December 31, 2001, 2000 and 1999, respectively.

         Future minimum lease payments under noncancelable operating leases as of December 31, 2001 are as follows:

         2002                                                                $  588,261
         2003                                                                   473,606
         2004                                                                   330,556
         2005                                                                   186,581
         Thereafter                                                                  --
                                                                              ---------

                                                                             $1,579,004
                                                                             ==========

     Approximately 46%, 36% and 35% of the Partnership's rental income was received from three tenants during the years ending December 31, 2001, 2000 and 1999, respectively. In addition to the previously mentioned major tenants, approximately 0%, 16% and 26% of the Partnership's rental income was derived from another tenant during the years ending December 31, 2001, 2000 and 1999, respectively. During the year ended December 31, 2000, this tenant declared bankruptcy and vacated the premises. The vacated space has not been subsequently leased as of December 31, 2001.


NOTE 5 - RELATED-PARTY TRANSACTIONS

     The Partnership incurs certain costs and expenses related to services provided by its general partner and their affiliates. These costs and expenses were as follows for the years ended December 31:

                                                                    2001              2000             1999
                                                                -------------     -------------    -------------
         Overhead reimbursement charge                          $      24,000     $      24,000    $      24,000
                                                                =============     =============    =============

NOTE 6 - CONTINGENCIES

     The Partnership submitted a proof of claim as an unsecured creditor with the United States Bankruptcy Court for damages under a rejected lease with a previous tenant (the debtor) totaling approximately $270,000. The debtor's plan of reorganization under Chapter 11 of the United States Bankruptcy Code was confirmed by the United States Bankruptcy Court for the District of Delaware on January 31, 2002. Under Chapter 11, the debtor expects to continue to operate their business under court protection from their creditors and claimants.

     According to the terms of the reorganization plan, the Partnership shall receive in full their claim through scheduled payments through January 2007. Due to the uncertainty involved in dealing with Companies involved in bankruptcy, no provision has been made to record this claim on the financial statements of the Partnership.


NOTE 7 - GOING CONCERN ISSUE

     In 2000, a major tenant filed for bankruptcy and closed their location on the Partnership's property. The Partnership has actively marketed this property in seeking a replacement tenant. However, they have not been successful in their attempts to attract a new tenant. This has caused a substantial reduction in the net cash flow of the Partnership. Due to this, management is projecting an operating cash deficit of $75,000 per year. In April 2001, the general partner ceased paying deferred maintenance reserves as required by the mortgage lender and requested permission from the lender to suspend deferred maintenance payments. In August 2001, the lender denied this request. The Partnership is currently in default with its mortgage lender.

     The general partner is evaluating projected cash deficits and the feasibility of selling this property for an amount in excess of the respective debt. Management believes the property would currently sell for less than the amount owed to its lender. If management is unsuccessful in its attempt to secure a replacement tenant or in its attempts to negotiate different terms on their loan agreement, it is likely that the lender will move to foreclose on the property. The Partnership is current on all debt service with the exception of the deferred maintenance reserve amount through December 2001. The deficit on this reserve was approximately $36,000 at December 31, 2001. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 8 - NEW ACCOUNTING PRONOUNCEMENT

     Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", is effective for the Partnership as of January 1, 2002. This accounting standard pertains to the carrying amount of long-lived assets, including the recognition of impairment losses and the related disclosures. Management has not fully determined the effect of the implementation of SFAS No. 144 but does assert that they do not expect it to have a material impact on the Partnership's financial statements.


NOTE 9 - RECONCILIATION OF FINANCIAL STATEMENT NET LOSS TO TAXABLE LOSS

A reconciliation of financial statement net loss to taxable loss allocated to the limited partners is as follows:

                                                                              2001                  2000                  1999
                                                                           -----------           -----------           -----------

         Financial statement net income (loss)                             $(1,166,723)          $  (299,524)          $(234,504 )
         Plus: Depreciation and amortization deducted
                     for income tax purposes                                  (593,521)             (592,661)             (410,932)
                  Write-down of rental property                              1,200,000               450,000               419,850
                  Other income, Section 108 basis
                     reduction                                                  88,311                88,311                    --
                  Bad-debt expense                                             (15,000)               15,000               (20,500)
                  Lease commissions expense deducted
                     for book purposes in excess of tax                          5,360                14,030                23,566
                  Guaranteed payment deducted for book
                     purposes                                                   24,000                24,000                24,000
                                                                           -----------           -----------           -----------

                      Taxable loss                                         $  (457,573)          $  (300,844)          $  (198,520)
                                                                           ===========           ===========           ===========

                                                                    SCHEDULE III


                         MARKETPLACE INCOME PROPERTIES
                     A NORTH CAROLINA LIMITED PARTNERSHIP

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                      FOR THE YEAR ENDED DECEMBER 31, 2001




                                                                       COSTS CAPITALIZED                GROSS AMOUNT AT
                                                                         SUBSEQUENT TO                  WHICH CARRIED AT
                                         INITIAL COST TO COMPANY          ACQUISITION                    CLOSE OF PERIOD
                                       --------------------------  ------------------------  --------------------------------------
                                           LAND        BUILDING                                  LAND        BUILDING
                                           AND           AND        IMPROVEMENTS,  CARRYING      AND           AND
      DESCRIPTION        ENCUMBRANCE   IMPROVEMENTS  IMPROVEMENTS        NET        COSTS    IMPROVEMENTS  IMPROVEMENTS     TOTAL
----------------------   -----------   ------------  ------------   ------------   --------  ------------  ------------   ----------
Shopping mall and
theater, Winston-
Salem, North Carolina    $5,100,422    $2,463,199    $12,081,900     $5,809,415       $0     $1,639,540     $5,896,144    $7,535,684
                         ==========    ==========    ===========     ==========       ==     ==========     ==========    ==========


                                                                        LIFE ON WHICH
                                                                         DEPRECIATION
                                                                          IN LATEST
                               ACCUMULATED       DATE OF       DATE        INCOME
      DESCRIPTION              DEPRECIATION   CONSTRUCTION    ACQUIRED    IS COMPUTED
----------------------         ------------   -------------  ---------   -------------
Shopping mall and
theater, Winston-
Salem, North Carolina          $3,535,684         N/A        1/30/1986        N/A
                               ==========         ===

Reconciliation of activity from December 31, 1997, through December 31, 2001

                                                            GROSS AMOUNT AT
                                                            WHICH CARRIED AT
                                                            CLOSE OF PERIOD
                                                 ----------------------------------------
                                                     LAND        BUILDING
                                                     AND           AND                        ACCUMULATED
      DESCRIPTION                                IMPROVEMENTS  IMPROVEMENTS       TOTAL       DEPRECIATION
----------------------                           ------------  ------------   ------------    ------------
Balance, December 31, 1997                       $1,639,540    $ 9,604,591    $ 11,244,131    $3,535,684

Additions                                                 0         54,676          54,676             0
Write-down of rental property                             0     (1,765,000)     (1,765,000)            0
                                                 ----------    -----------    ------------    ----------
Balance, December 31, 1998                        1,639,540      7,894,267       9,533,807     3,535,684

Additions                                                 0         71,727          71,727             0
Write-down of rental property                             0       (419,850)       (419,850)            0
                                                 ----------    -----------    ------------    ----------
                                                                                              ----------
Balance, December 31, 1999                        1,639,540      7,546,144       9,185,684     3,535,684

Write-down of rental property                             0       (450,000)       (450,000)            0
                                                 ----------    -----------    ------------    ----------
Balance, December 31, 2000                        1,639,540      7,096,144       8,735,684     3,535,684

Write-down of rental property                             0     (1,200,000)     (1,200,000)            0
                                                 ----------    -----------    ------------    ----------
Balance, December 31, 2001                       $1,639,540    $ 5,896,144    $  7,535,684    $3,535,684
                                                 ==========    ===========    ============    ==========