Form 10-Q
period 2002-03-31
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 2002-05-15
CIK 784508

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
(Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                                   Yes  X  No
                                                       ---    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         3,000 limited partnership units outstanding as of May 14, 2002

                     Page 1 of 9 sequentially numbered pages

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001


                                                            March 31,
                                                              2002               December 31,
                                                           (unaudited)               2001
                                                       --------------------   -------------------
          ASSETS
Rental Properties to be Held and Used:
  Land and improvements                                         $1,639,540            $1,639,540
  Buildings                                                      6,804,153             6,803,003
  Furniture and equipment                                          293,141               293,141
                                                       --------------------   -------------------
                                                                 8,736,834             8,735,684
Accumulated Depreciation                                        (4,760,684)           (4,735,684)
                                                       --------------------   -------------------
                                                                 3,976,150             4,000,000

Cash and cash equivalents                                          120,918               141,406
Restricted Cash                                                     54,657                28,162
Accounts Receivable                                                  7,727                26,650
Other                                                                  753                     0
                                                       --------------------   -------------------
                                                                $4,160,205            $4,196,218
                                                       ====================   ===================

          LIABILITIES AND PARTNERS' CAPITAL

Debt                                                            $5,078,731            $5,100,422
Other liabilities                                                  140,224               124,620
                                                       --------------------   -------------------
                                                                 5,218,955             5,225,042

Partners' capital:
  General partners                                                  20,612                20,911
  Limited partners                                              (1,079,362)           (1,049,735)
                                                       --------------------   -------------------
                                                                $4,160,205            $4,196,218
                                                       ====================   ===================

    The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (unaudited)

                                                              Three                      Three
                                                             Months                     Months
                                                              Ended                      Ended
                                                            March 31,                  March 31,
                                                              2002                       2001
                                                         ----------------           ----------------

Income:
  Rent                                                          $207,753                   $216,094
  Interest and other                                              61,516                     80,517
                                                         ----------------           ----------------
                                                                 269,269                    296,611

Expenses:
  Interest                                                       112,875                    114,578
  Operations and maintenance                                     122,481                    112,176
  Professional fees                                               18,790                      8,500
  Legal Fees                                                          94                          0
  Depreciation Expense                                            25,000                          0
  Administrative and Other                                        19,955                     12,216
                                                         ----------------           ----------------
                                                                 299,195                    247,470

Net income (loss)                                               ($29,926)                   $49,141
                                                         ================           ================

Net income (loss) per limited partner unit                        ($9.88)                    $16.22
                                                         ================           ================

Limited Partner Units outstanding-wgtd. avg.                       3,000                      3,000
                                                         ================           ================


    The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (unaudited)




                                                     General              Limited
                                                     Partners             Partners                Total
                                                 -----------------   ------------------    -----------------

Balance, December 31, 2000                                $32,578             $480,321             $512,899
Net income for the period                                     491               48,650               49,141
Less Cash Distributions                                                       (375,000)            (375,000)
                                                 -----------------   ------------------    -----------------
Balance, March 31, 2001                                   $33,069             $153,971             $187,040
                                                 =================   ==================    =================

Balance, December 31, 2001                                $20,911          ($1,049,735)         ($1,028,824)
Net loss for the period                                      (299)             (29,627)             (29,926)
                                                 -----------------   ------------------    -----------------
Balance, March 31, 2002                                   $20,612          ($1,079,362)         ($1,058,750)
                                                 =================   ==================    =================


    The accompanying notes are an integral part of the financial statements

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                             STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                Increase (Decrease) in Cash and Cash Equivalents

                                   (unaudited)

                                                                    Three Months           Three Months
                                                                        Ended                  Ended
                                                                   March 31, 2002         March 31, 2001
                                                                 --------------------   --------------------

Net Income (Loss)                                                           ($29,926)               $49,141
                                                                 --------------------   --------------------

Adjustments to reconcile net income to Net cash provided by operations:
  Depreciation                                                                25,000                      0
  Decrease (Increase) in accounts receivable                                  18,923                 (8,686)
  Decrease (Increase) in other assets                                        (27,248)               (35,855)
  Increase (Decrease) in accrued liabilities                                  15,604                  1,228
                                                                 --------------------   --------------------
  Total adjustments                                                           32,279                (43,313)
                                                                 --------------------   --------------------
  Net cash provided by operating activities                                    2,353                  5,828

Cash flows from investing activities:
  Building improvement repairs                                                (1,150)                     0
                                                                 --------------------   --------------------
  Net cash used by investing activities                                       (1,150)                     0

Cash flows from financing activities:
  Repayments of debt                                                         (21,691)               (19,988)
  Distributions                                                                    0               (375,000)
                                                                 --------------------   --------------------
  Net cash used by financing activities                                      (21,691)              (394,988)

Net decrease in cash and cash equivalents                                    (20,488)              (389,160)
Cash and cash equivalents at beginning of period                             141,406                546,169
                                                                 --------------------   --------------------
Cash and cash equivalents at end of period                                  $120,918               $157,009
                                                                 ====================   ====================


    The accompanying notes are an integral part of the financial statements

                         MARKETPLACE INCOME PROPERTIES,
                      A NORTH CAROLINA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

The financial statements of Marketplace Income Properties, A North Carolina Limited Partnership (the "Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the three month period ended March 31, 2002. The financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the Partnership's 2001 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the three month period ended March 31, 2002, are not necessarily indicative of the results for a full year.

1. PARTNERSHIP MATTERS AND SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015, unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at May 14, 2002, was 788. ISC Realty Corporation is the sole general partner.

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

2. RELATED PARTY TRANSACTIONS

Amounts earned by the general partner for the reimbursement of expenses of operating the Partnership were $6,000 for both three month periods ended March 31, 2002 and 2001


                          PART 1. FINANCIAL INFORMATION

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

In 1998, during its annual planning and budgeting process, the general partner determined that primiarily due to increased competition, a decline in future expected operating income resulted in anticipated future cash flows below the carrying value of the property. Accordingly, the general partner adjusted the carrying value of the property to its estimated realizable value resulting in a non-cash impairment loss of $1,756,000. The general partner determined that additional write-downs of approximately $420,000 during 1999, $450,000 in 2000 and $1,200,000 in 2001 were necessary to adjust the carrying value of the property to its estimated realizable value. The new accounting pronouncement FASB 144 requires that the property be classified as "to be held and used" and requires depreciation over the useful life of the building. This depreciation entry will be $25,000 per quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $120,918 at March 31, 2002, compared to $141,406 at March 31, 2001. A cash distribution of $375,000, or $125.00 per limited partner unit, was paid to the limited partners in February 2001. The Registrant will hold the remaining cash balance as reserves for the cost of operating, repairing and maintaining the property.

Carmike Theatres, located in a separate building beside the main Mall property, filed for bankruptcy in 2000 and has closed more than 41 theatres nationwide, including the location at Marketplace Mall. The general partner has filed the maximum claim for future rents that is allowed under the bankruptcy code. See
Part II, Item 1. Legal Proceedings for futher information. Our property manager is actively seeking other replacement tenants. The loss of Carmike Theatres will substantially reduce the net cash flow of the Partnership. This reduction is estimated to be approximately $283,000 per year. Based on current operating cash flow, excluding the rent from Carmike, the Partnership is expected to incur an operating cash deficit of approximately $75,000 per year. In April 2001, the general partner ceased payment of deferred maintenance reserves. In August 2001, request for permission to suspend future payments was denied by the mortgage lender and the Partnership is currently in technical default. We are attempting to negotiate a reduction in the debt service with the first mortgage lender, however, there are no assurances that negotiations will be successful. The Partnership continues to be underfunded in deferred maintenance and repair reserves, property tax and insurance escrows as part of the monthly debt service. The Partnership is current on all other debt service.

RESULTS OF OPERATIONS

The Partnership reported net loss of $29,926 for the three months ended March 31, 2002, compared to income of $49,141 for the same period in 2001. Rental income decreased from $216,094 for the three months ended March 31, 2001, to $207,753 for the three months ended March 31, 2002. This decrease is from increased vacancy resulting in lower base rental income and lower tenant sales that reduced receipts of percentage rent. For the three months ended March 31, 2002, interest and other income decreased to $61,516 from $80,517 for the same period in 2001. This decrease reflects interest earned on lower cash reserves.

Interest expense for the three months ended March 31, 2002, was $112,875 compared with $114,578 for the same period of 2001. Operations and maintenance expense increased to $122,481 for the three months ended March 31, 2002, from $112,176 for the same period in 2001. This increase reflects higher operating and repair costs, including roof and sign repairs, for the Mall. Professional fees increased to $18,790 for the three months ended March 31, 2002, up from $8,500 for the same period in 2001 due to the audit and tax bills being paid in the first quarter as compared to the third and fourth quarter of 2001. Administrative and other expenses increased to $19,955 for the current quarter from $12,216 for the same period in 2001. This increase is from bad debt expense taken in the current quarter. Depreciation expense of $25,000 per quarter began with this quarter ending March 31, 2002, per accounting rule FASB 144.


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

         Carmike Theatres filed for bankruptcy in 2000. The Registrant has submitted a proof of claim for damages under a rejected lease which claim totals approximately $270,000. According to terms of the Carmike reorganization plan under Chapter 11, the Partnership is scheduled to receive the full amount of the claim through regular payments to 2007. See Note 6 of the 2001 audited financial statements.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 None

(b)      Reports on Form 8-K

         No reports on Form 8-K were required to be filed during the three months ended March 31, 2002.

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


DATE:  MAY 14, 2002