Form 10-Q
period 2002-06-30
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 2002-08-12
CIK 784508

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark one)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                        Three Wachovia Center, 6th Floor
                                401 S. Tryon St.,
                            Charlotte, NC 28288-1164
                            ------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  704/383-3179
                                  ------------
              (Registrant's telephone number, including area code)

               IJL Financial Center, P.O. Box 1012, Charlotte, NC
         28201-1012 (Former name, former address and fiscal year ended , if changed since last report)

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

        3,000 limited partnership units outstanding as of August 9, 2002

                    Page 1 of 10 sequentially numbered pages

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001


                                                  June 30,
                                                    2002          December 31,
                                                 (unaudited)          2001
                                               ---------------   --------------
          ASSETS
Rental Properties (at cost):
  Land and improvements                            $1,639,540       $1,639,540
  Buildings                                         6,810,439        6,803,003
  Furniture and equipment                             293,141          293,141
                                               ---------------   --------------
                                                    8,743,120        8,735,684
  Accumulated depreciation                         (4,785,684)      (4,735,684)
                                               ---------------   --------------
                                                    3,957,436        4,000,000

Cash and cash equivalents                              62,308          141,406
Restricted Cash                                       122,512           28,162
Accounts Receivable                                   (17,250)          26,650
Other                                                   1,800                0
                                               ---------------   --------------
                                                   $4,126,806       $4,196,218
                                               ===============   ==============


          LIABILITIES AND PARTNERS' CAPITAL

Debt                                               $5,057,814       $5,100,422
Other liabilities                                     195,900          124,620
                                               ---------------   --------------
                                                    5,253,714        5,225,042


Partners' capital:
  General partners                                     19,930           20,911
  Limited partners                                 (1,146,839)      (1,049,735)
                                               ---------------   --------------
                                                   $4,126,806       $4,196,218
                                               ===============   ==============

    The accompanying notes are an integral part of the financial statements.

                      A NORTH CAROLINA LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (unaudited)

                                                  Three            Three              Six               Six
                                                  Months           Months            Months            Months
                                                  Ended            Ended             Ended             Ended
                                                 June 30,         June 30,          June 30,          June 30,
                                                   2002             2001              2002              2001
                                              ---------------  ---------------   ---------------  -----------------

Income:
  Rent                                              $224,662         $269,260          $490,167           $559,448
  Interest and other                                   1,985            3,965             5,749             10,388
                                              ---------------  ---------------   ---------------  -----------------
                                                     226,647          273,225           495,916            569,836

Expenses:
  Interest                                           113,649          115,409           226,524            229,987
  Operations and maintenance                         136,282          140,831           258,763            253,007
  Professional fees                                    3,284            5,395            22,074             13,895
  Legal Fees                                             253              636               347                636
  Depreciation Expense                                25,000                0            50,000                  0
  Administrative and Other                            16,337           17,864            36,293             30,080
                                              ---------------  ---------------   ---------------  -----------------
                                                     294,805          280,135           594,001            527,605

Net income (loss)                                   ($68,158)         ($6,910)         ($98,085)           $42,232
                                              ===============  ===============   ===============  =================

Net income (loss) per limited partner unit           ($22.49)          ($2.28)          ($32.37)            $13.94
                                              ===============  ===============   ===============  =================

Limited Partner Units outstanding-wgtd. avg.           3,000            3,000             3,000              3,000
                                              ===============  ===============   ===============  =================

    The accompanying notes are an integral part of the financial statements.

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (unaudited)




                                  General           Limited
                                  Partners          Partners          Total
                               ---------------   ---------------  -------------

Balance, December 31, 2000            $32,578          $480,321       $512,899
Net income for the period                 422            41,809         42,231
Distributions                               0          (375,000)      (375,000)
                               ---------------   ---------------  -------------
Balance, June 30, 2001                $33,000          $147,130       $180,130
                               ===============   ===============  =============

Balance, December 31, 2001            $20,911       ($1,049,735)   ($1,028,824)
Net loss for the period                  (981)          (97,104)       (98,085)
                               ---------------   ---------------  -------------
Balance, June 30, 2002                $19,930       ($1,146,839)   ($1,126,909)
                               ===============   ===============  =============


    The accompanying notes are an integral part of the financial statements.

                          MARKETPLACE INCOME PROPERTIES
                      A NORTH CAROLINA LIMITED PARTNERSHIP
                             STATEMENTS OF CASH FLOW
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                   (unaudited)

                                                         Six Months      Six Months
                                                            Ended          Ended
                                                        June 30, 2002  June 30, 2001
                                                        -------------  -------------
Net Income (Loss)                                           ($98,085)       $42,232
                                                        -------------  -------------
Adjustments to reconcile net income to
   net cash provided by operations:
  Depreciation expense                                        50,000             --
  Decrease (Increase) in accounts receivable                  43,900          5,965
  Decrease (Increase) in restricted cash                     (94,350)       (61,472)
  Decrease (Increase) in other assets                         (1,800)          (888)
  Increase (Decrease) in accrued liabilities                  71,280         19,551
                                                        -------------  -------------
  Total adjustments                                           69,030        (36,845)
                                                        -------------  -------------
  Net cash Provided by (Used for) operating activities       (29,055)         5,387

Cash flows from investing activities:
  Improvements in rental properties                           (7,436)             0
                                                        -------------  -------------
  Net cash used by investing activities                       (7,436)             0
                                                        -------------  -------------

Cash flows from financing activities:
  Principal payments on Note Payable                         (42,607)       (39,145)
  Distributions to partners                                        0       (375,000)
                                                        -------------  -------------
  Net cash used by financing activities                      (42,607)      (414,145)

Net increase (decrease) in cash and cash equivalents         (79,098)      (408,757)
                                                        -------------  -------------
Cash and cash equivalents at beginning of period             141,406        546,169
                                                        -------------  -------------
Cash and cash equivalents at end of period                   $62,308       $137,411
                                                        =============  =============

    The accompanying notes are an integral part of the financial statements.

                         MARKETPLACE INCOME PROPERTIES,
                      A NORTH CAROLINA LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS

The financial statements of Marketplace Income Properties, A North Carolina Limited Partnership (the "Partnership") included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the six month period ended June 30, 2002. The financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the Partnership's 2001 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results for a full year.

1. PARTNERSHIP MATTERS AND SIGNIFICANT ACCOUNTING POLICIES

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015, unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at August 9, 2002, was 788. ISC Realty Corporation is the sole general partner.

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

2. RELATED PARTY TRANSACTIONS

The amount earned by the general partner for the reimbursement of expenses of operating the Partnership was $12,000 for the six months ended June 30, 2002 and 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents totaled $62,308 at June 30, 2002. The Registrant will hold these funds as reserves for the cost of operating, repairing and maintaining the property. A cash distribution of $375,000, or $125.00 per limited partner unit, was paid to the limited partners in February 2001.

Carmike Theatres, located in a separate building beside the main Mall property, filed for bankruptcy in 2000 and has closed more than 41 theatres nationwide, including the location at Marketplace Mall. The general partner filed the maximum claim for future rents that is allowed under the bankruptcy code. Carmike Theatres has until August 30, 2002 to file claim objections. Cash distributions, if any, from the bankruptcy proceedings are planned for November 2002. Our property manager is actively seeking other replacement tenants. The loss of Carmike Theatres will substantially reduce the net cash flow of the Partnership. This reduction is estimated to be approximately $283,000 per year. Based on current operating cash flow, excluding the rent from Carmike, the Partnership is expected to incur an operating cash deficit of approximately $75,000 per year. In April 2001, the general partner ceased payment of deferred maintenance reserves. In August 2001, request for permission to suspend future payments was denied by the mortgage lender and the Partnership is currently in technical default. We are attempting to negotiate a reduction in the debt service with the first mortgage lender, however, there are no assurances that negotiations will be successful. The Partnership continues to be underfunded in deferred maintenance and repair reserves, property tax and insurance escrows as part of the monthly debt service. The Partnership is current on all other debt service.


RESULTS OF OPERATIONS

The Partnership reported net loss of $98,085 for the six months ended June 30, 2002, compared to income of $42,232 for the six months ended June 30, 2001. Rental income decreased from $559,448 for the six months ended June 30, 2001, to $490,167 for the six months ended June 30, 2002. This decrease is from increased vacancy resulting in lower base rental income and lower tenant sales that reduced receipts of percentage rent. Interest and other income decreased from $10,388 for the six months ended June 30, 2001, to $5,749 for the same period in 2002. This decrease reflects less interest earned on lower cash reserves.

Interest expense for the six months ended June 30, 2002, was $226,524 compared with $229,987 for the same period of 2001. Operations and maintenance expense increased to $258,763 for the six months ended June 30, 2002, from $253,007 for the same period in 2001. This increase reflects higher operating and repair costs for the Mall. Professional fees increased to $22,074 for the six months ended June 30, 2002, up from $13,895 for the same 2001 period due to additonal tax review, preparation and filing costs. Depreciation expense of $25,000 per quarter continues with this second quarter per accounting rule FASB 144. Administrative and other expenses increased from $30,080 for the six months ended June 30,

2001 to $36,293 for the same period in 2002. This increase is due to bad debt expense taken in the current six month period. All other expenses were in line with 2001 expenses.


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           CarmikeTheatres has until August 30, 2002 to file bankruptcy debtor claim objections. Cash settlement distributions, if any, are planned for November 2002.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 EX-99.1 Certification by Officer

           (b)   Reports on Form 8-K

                 No reports on Form 8-K were required to be filed during the six months ended June 30, 2002.

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


                               MARKETPLACE INCOME PROPERTIES
                               A NORTH CAROLINA LIMITED PARTNERSHIP
                               (REGISTRANT)


                               BY:  /S/J. CHRISTOPHER BOONE
                                    -----------------------
                                    J. CHRISTOPHER BOONE
                                    ISC REALTY CORPORATION,
                                    GENERAL PARTNER AND PRINCIPAL EXECUTIVE
                                    OFFICER, PRINCIPAL FINANCIAL OFFICER OF THE
                                    REGISTRANT
                                    DATE:  AUGUST 9, 2002