Form 10-Q
period 2002-09-30
MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP
filed 2002-11-14
CIK 784508

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 33-1889

Marketplace Income Properties, A North Carolina Limited Partnership
(Exact name of registrant as specified in its charter)

North Carolina	56-1493986

(State of other jurisdiction of or organization)	(I.R.S. Employer Identification No.)

Wachovia Securities, NC0170
301 S. College St. — 17th Floor
Charlotte, NC 28288-0170

(Address of principal executive offices)
(Zip Code)

(704) 715-7616

(Registrant’s telephone number, including area code)

Wachovia Securities, Three Wachovia Center — 6th Floor, 401 S. Tryon St., Charlotte, NC 28288-1164

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

Yes  X  No __

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

3,000 limited partnership units outstanding as of November 9, 2002

Page 1 of 10 sequentially numbered pages

MARKETPLACE INCOME PROPERTIES
A NORTH CAROLINA LIMITED PARTNERSHIP
BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

	September 30,
	2002	December 31,
	(unaudited)	2001

ASSETS
Rental Properties:
Land and improvements	$1,639,540	$1,639,540
Buildings	6,810,439	6,803,003
Furniture and equipment	293,141	293,141

	8,743,120	8,735,684
Accumulated depreciation	(4,810,684)	(4,735,684)

	3,932,436	4,000,000

Cash and cash equivalents	8,160	141,406
Restricted Cash	148,989	28,162
Accounts Receivable	4,877	26,650

	$4,094,462	$4,196,218

LIABILITIES AND PARTNERS’ CAPITAL
Debt	$5,037,688	$5,100,422
Other liabilities	216,243	124,620

	5,253,931	5,225,042
Partners’ capital:
General partner	19,605	20,911
Limited partners	(1,179,074)	(1,049,735)

	$4,094,462	$4,196,218

See attached notes to the financial statements.

MARKETPLACE INCOME PROPERTIES
A NORTH CAROLINA LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(unaudited)

	Three	Three	Nine	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenue:
Rent	$256,526	$259,395	$746,693	$818,843
Interest and other	2,600	2,367	8,349	12,755

	259,126	261,762	755,042	831,598
Expenses:
Interest	114,441	116,260	340,965	346,247
Depreciation	25,000	0	75,000	0
Operations and maintenance	129,545	124,168	388,308	377,175
Professional fees	275	300	22,349	14,195
Legal fees	1,472	618	1,819	1,254
Administrative and Other	20,953	17,280	57,246	47,359

	291,686	258,626	885,687	786,230

Net income (loss)	$(32,560)	$3,136	$(130,645)	$45,368

Net income (loss) per limited partner unit	$(10.74)	$1.03	$(43.11)	$14.97

Limited Partner Units outstanding-wgtd. avg	3,000	3,000	3,000	3,000

See attached notes to the financial statements.

MARKETPLACE INCOME PROPERTIES
A NORTH CAROLINA LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(unaudited)

	General	Limited
	Partner	Partners	Total

Balance, December 31, 2000	$32,578	$480,321	$512,899
Net income for the period	454	44,914	$45,368
Distributions	0	(375,000)	$(375,000)

Balance, September 30, 2001	$33,032	$150,235	$183,267

Balance, December 31, 2001	$20,911	$(1,049,735)	$(1,028,824)
Net income (loss) for the period	(1,306)	(129,339)	(130,645)

Balance, September 30, 2002	$19,605	$(1,179,074)	$(1,159,469)

See attached notes to the financial statements.

MARKETPLACE INCOME PROPERTIES
A NORTH CAROLINA LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Increase (Decrease) in Cash and Cash Equivalents
(unaudited)

	Nine	Nine
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2002	2001

Net Income (Loss)	$(130,645)	$45,368
Adjustments to reconcile net income (loss) to net cash provided by (used by) operations:
Increase in depreciation	75,000	0
(Increase) Decrease in accounts receivable	21,773	15,336
Increase in restricted cash and deposits	(120,827)	(74,292)
Other Increase	0	(1,787)
Increase in accrued liabilities	91,623	46,692

Total adjustments	67,569	(14,051)

Net cash provided by (used by) operating activities	(63,076)	31,317

Cash flows from investing activities:
Improvements in rental properties	(7,436)	0

Net cash provided by investing activities	(7,436)	0

Cash flows from financing activities:
Repayments of debt	(62,734)	(57,450)
Distributions to Limited Partners	0	(375,000)

Net cash used by financing activities	(62,734)	(432,450)

Net increase in cash and cash equivalents	(133,246)	(401,133)
Cash and cash equivalents at beginning of period	141,406	546,169

Cash and cash equivalents at end of period	$8,160	$145,036

See attached notes to the financial statements.

MARKETPLACE INCOME PROPERTIES

A North Carolina Limited Partnership

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The financial statements of Marketplace Income Properties A North Carolina Limited Partnership (“the Partnership”) included herein have been prepared for submission to the Securities and Exchange Commission on Form 10-Q. The financial statements were prepared by the general partner without audit, and include all adjustments which are, in the opinion of the general partner, necessary for a fair presentation of the results of operations for the nine month period ended September 30, 2002. The financial statements were prepared in accordance with generally accepted accounting principles, however, certain information and note disclosures normally included have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements should be read in conjunction with the Partnership’s 2001 Annual Report filed with the Securities and Exchange Commission on Form 10-K. The results of operations for the nine-month period ended September 30, 2002, are not necessarily indicative of the results for a full year.

2. Organization and Summary of Significant Accounting Policies

On November 27, 1985, the Partnership was formed under the North Carolina Uniform Limited Partnership Act. The Partnership acquired property on January 30, 1986, and will continue until December 31, 2015, unless sooner terminated under the provisions of the Partnership Agreement. The Partnership has issued 3,000 limited partner units at $5,000 per unit. The total number of investors at November 9, 2002, was 788. ISC Realty Corporation is the sole general partner.

Distributions and Allocations of Income and Losses — Profits, gains and losses of the Partnership are allocated between general and limited partners, as provided in the Partnership Agreement. The net cash flow from operations in each year is to be distributed 99% to limited partners and 1% to the general partner.

Certain items in the financial statements for prior periods have been reclassified to conform to the format presented for these statements.

3. Related Party Transactions

The general partner was paid $18,000 for reimbursement of expenses of operating the Partnership for the nine months ended September 30, 2002, and the same amount was paid for the nine months ended September 30, 2001.

PART 1. FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Matters

The property investment portfolio consists of the Marketplace Mall (the “Mall”) in Winston-Salem.

Mt. Pilot Shopping Center in Pilot Mountain, NC, and Amelia Plaza in Fernandina Beach, FL were sold in 1997. Meadowbrook Manor in Siler City, NC was sold in June, 1994, and Town & Country Convalescent Center in Tampa, FL was sold in July, 1996.

In 1998, during its annual planning and budgeting process, the general partner determined that primarily due to increased competition, a decline in future expected operating income resulted in anticipated future cash flows below the carrying value of the property. Accordingly, the general partner adjusted the carrying value of the property to its estimated realizable value resulting in a non-cash impairment loss of $1,756,000. The general partner determined that additional write-downs of approximately $420,000 during 1999, $450,000 in 2000 and $1,200,000 in 2001 were necessary to adjust the carrying value of the property to its estimated realizable value. The new accounting pronouncement FASB 144 requires that the property be classified as “to be held and used” and required depreciation over the useful life of the building. This depreciation entry is be $25,000 per quarter.

The general partner continues to market for sale the one remaining property, Marketplace Mall in Winston-Salem, NC. However, due to changing area demographics, difficulties with long term renewals that create an unstable tenant base, short term leases and bankruptcy of Carmike Theatre and cancellation of that lease, offers received to date have been less than the outstanding mortgage balance.

In August,2002, the general partner began negotiations with Samco Properties, Inc. to sell Marketplace Mall. Negotiations regarding the structure of theTransaction, the purchase price, the releases to be obtained by the Partnership, and the other terms and conditions of the Transaction continued through September 2002. The Partnership and the Purchaser entered into a nonbonding letter of intent dated September 27,2002 and entered into the Purchase Agreement on October 17, 2002. The general partner believes that the Transaction is the most cost effective way to dispose of the Marketplace Mall. The Transaction will release the Partnership (and its partners, agents, employees and affiliates) from any obligations or liabilities related to Marketplace Mall, including the Loan, and will minimize Transaction costs to the Partnership. It also will allow the Partnership to be liquidated and all losses to be realized by the Limited Partners. Also, if the Partnership continues to own Marketplace Mall, the General Partner expects that the Partnership faces potential costs of approximately $784,000 in the near future to repair the roof and parking lot at Marketplace Mall.

Liquidity and Capital Resources

Cash and cash equivalents totaled $8,160 at September 30, 2002. The Registrant will hold these funds as reserves for the cost of operating, repairing and maintaining the property. A cash distribution of $375,000, or $125.00 per limited partner unit, was paid to the limited partners in February 2001.

Carmike Theatres, located in a separate building beside the main Mall property, filed for bankruptcy in 2001. The general partner filed the maximum claim for future rents that is allowed under the bankruptcy code,. On August 30, 2002, Carmike filed an objection asking for a claim reduction of $4,000. This reduction was agreed to, however, cash settlement distributions, if any, are planned for May 2003 and would be received by the new owner. The general partner has waived all claims to the bankruptcy settlement as a condition of the current Offer to Purchase. The loss of Carmike Theatres has substantially reduced the net cash flow of the Partnership and the Partnership is expected to incur continued operating cash deficit. In April 2001, the general partner decided to stop paying deferred maintenance to the mortgage lender and requested permission from the lender to suspend deferred maintenance payments. In August 2001, request for permission to suspend future payments was denied by the mortgage lender. The Partnership continues to be underfunded in deferred maintenance and repair reserves and property tax and insurance escrows as part of the monthly debt service. The Partnership is current on all other debt service.

Results of Operations

The Partnership reported net loss of $130,645 for the nine months ended September 30, 2002, compared to net income of $45,368 for the same period in 2001. The primary difference is related to $75,000 of depreciation expense that was not required to be recorded in 2001.

Rental revenue decreased from $818,843 for the nine months ended September 30, 2001, to $746,693 for the same nine month period in 2002. This decrease is from increased vacancy resulting in lower base rental income and lower tenant sales that reduced receipts of percentage rent. Interest income totaled $8,349 for the nine months ended September 30, 2002, compared to $12,755 for the same period in 2001. The decrease in interest income is the result of maintaining lower cash reserves.

Interest expense for the nine months ended September 30, 2001 was $346,247 compared with $340,965 for the same period in 2002. Operations and maintenance expense increased to $388,308 for the nine months ended September 30, 2002, from $377,175 in 2001. This increase is due to slightly higher operating and repair costs for the Mall. Depreciation expense was $75,000 for the nine months ended September 30, 2002, compared with no depreciation expense for the previous year. Administrative and other expenses were $47,359 for the nine months ended September 30, 2001, compared to $57,246 for the nine months ended September 30, 2002. This increase is due to property appraisal fees related to the pending sale, leasing fees and bad debt expense. Legal expense increased to $1,819 for the nine months ended September 30, 2002, compared to $1,254 for the same period in 2001. Professional fees increased to $22,349 for the nine months ended September 30, 2002, compared to $14,195 for the same period in 2001. This increase reflects higher accounting and tax preparation fees charged in 2002 that were associated with the new electronic filing requirements for 2001.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     Carmike Theatres filed for a $4,000 reduction in bankruptcy debtor claims. This reduction was accepted by the Partnership. The first installment of the cash settlement distributions may be delayed until May 2003 from November 2002. The Partnership has waived all claims to a share of the bankruptcy settlement as a condition of the Offer to Purchase under the contract pending with Samco Properties, Inc. Any proceeds from the cash settlement will be paid to the new owner.

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submissions of Matter to a vote of Securities Holders

     None

Item 5. Other Information

     In February 2001, a cash distribution was paid to the limited partners of $375,000 or $125 per limited partnership unit.

     The mall no longer generates enough cash to service the loan or to pay for significant repairs that are needed to the roof and the parking lot. The loss of Carmike Theatres has seriously impacted our ability to sell the property at an amount in excess of the debt. If the majority of the Limited Partners vote their approval on the pending offer from Samco Properties, Inc., the Partnership will be dissolved and cash, if any, will be distributed to the General and Limited Partners. Since the pending offer generates no cash proceeds, after paying expenses related to the sale and liquidation of the partnership, it is unlikely that there would be any cash remaining for distribution. Our goal remains to sell the mall and liquidate the Partnership.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

EX-99.1 Certification by Officer

(b)	Reports on Form 8-K No reports on Form 8-K were filed during the nine months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETPLACE INCOME PROPERTIES LIMITED PARTNERSHIP (Registrant)

BY: /s/Jeffrey K. Harpel Jeffrey K. Harpel Sr. Vice President ISC Realty Corporation General Partner

DATE:	November 9, 2002